Form 10QSB
period 2005-06-30
ALLIANCE RECOVERY CORP
filed 2005-08-11
CIK 1305055

UNITED SECURITIES & EXHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File No. 000-50868

ALLIANCE RECOVERY CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	30-0077338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#390-1285 N. Telegraph Road

Monroe, Michigan 48162-3368

(Address of principal executive offices)(Zip Code)

(519) 671-0417

(Registrant’s telephone no., including area code

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2005: 18,792,156 shares of common stock.

 ALLIANCE RECOVERY CORPORATION

FINANCIAL STATEMENTS

INDEX

Part I-- FINANCIAL INFORMATION

Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition
Item 3. Control and Procedures

Part II-- OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

Item 1.	Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2005 AND 2004

(UNAUDITED)

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF JUNE 30, 2005 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO JUNE 30, 2005 (UNAUDITED)

PAGES	3	CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO JUNE 30, 2005 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO JUNE 30, 2005 (UNAUDITED)

PAGES	5 - 10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF JUNE 30, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$35,292

Property and Equipment, net	8,094

TOTAL ASSETS	$43,386

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$310,795

TOTAL CURRENT LIABILITIES	310,795

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value, 100,000,000 shares authorized, 18,792,156 shares issued and outstanding	187,921
Additional paid in capital	1,439,921
Subscriptions receivable	(50,260)
Deferred stock compensation	(81,087)
Accumulated deficit during development stage	(1,763,904)
Total Stockholders’ Deficiency	(267,409)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$43,386

The accompanying footnotes are an integral part of these financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

For the Three and Six Months Ended June 30, 2005

(UNAUDITED)

					For The Period From November 6, 2001 (Inception) to June 30, 2005
	For the Three Months ended June 30,		For the Six Months ended June 30,
	2005	2004	2005	2004
OPERATING EXPENSES
Consulting fees	$99,925	$87,409	$197,771	$170,742	$1,420,201
Professional fees	13,215	14,500	37,676	22,500	207,384
General and administrative	16,782	7,647	34,436	28,814	136,319

TOTAL EXPENSES	129,922	109,556	269,883	222,056	1,763,904

NET LOSS	$(129,922)	$(109,556)	$(269,883)	$(222,056)	$(1,763,904)

Net loss per share - basic and diluted	$(0.01)	(0.01)	$(0.01)	(0.01)	$(0.10)

Weighted average number of shares outstanding during the period - basic and diluted	18,627,456	18,231,712	18,594,973	18,175,823	18,231,712

The accompanying footnotes are an integral part of these financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLERS EQUITY

AS OF JUNE 30, 2005

(UNAUDITED)

	Common Stock		Additional Paid-In	Subscription	Deferred Stock	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Common stock issued to founders for services ($0.01 per share)	8,410,000	$84,100	$-	$-	$-	$-	$84,100

Common stock issued for cash ($0.0137 per share)	7,687,800	76,878	28,186	(105,064)	-	-	-

Net loss for the period from November 6, 2001 (inception) to December 31, 2001	-	-	-	-	-	(104,933)	(104,933)

Balance, December 31, 2001	16,097,800	160,978	28,186	(105,064)	-	(104,933)	(20,833)

Common stock with warrants issued for services ($0.50 per share)	112,710	1,127	55,228	-	(27,083)	-	29,272

Common stock issued for services ($0.50 per share)	100,000	1,000	49,000	-	(16,667)	-	33,333

Common stock with warrants issued for cash ($0.50 per share)	296,000	2,960	145,040	-	-	-	148,000

Collection of subscriptions receivable	-	-	-	56,290	-	-	56,290

Net loss, 2002	-	-	-	-	-	(482,211)	(482,211)

Balance, December 31, 2002	16,606,510	166,065	277,454	(48,774)	(43,750)	(587,144)	(236,149)

Amortization of deferred compensation	-	-	-	-	43,750	-	43,750

Common stock with warrants issued for cash ($0.50 per share)	1,322,646	13,226	648,097	(160,968)	-	-	500,355

Net loss, 2003	-	-	-	-	-	(417,622)	(417,622)

BALANCE, DECEMBER 31, 2003	17,929,156	179,291	925,551	(209,742)	-	(1,004,766)	(109,666)

Common stock with warrants issued for cash ($0.50 per share)	180,000	1,800	88,200	-	-	-	90,000

Common stock with options issued for services ($0.50 per share)	200,000	2,000	98,000	-	(4,158)	-	95,842

Issuance of warrants for services	-	-	-	-	-	-	-

Collection of subscription receivable				159,782			159,782

Net loss, 2004	-	-	-	-	-	(489,255)	(489,255)

BALANCE, DECEMBER 31, 2004	18,309,156	183,091	1,111,751	(49,960)	(4,158)	(1,494,021)	(253,297)

Common stock with options issued for services ($0.50 per share)	300,000	3,000	147,000	(300)	(149,700)	-	-

Amortization of deferred compensation	-	-	-	-	72,771	-	72,771

Sale of common stock ($1.00 per share)	183,000	1,830	181,170	-	-	-	183,000

Net loss for the six months ended June 30, 2005	-	-	-	-	-	(269,883)	(269,883)

BALANCE, June 30. 2005	18,792,156	$187,921	$1,439,921	$(50,260)	$(81,087)	$(1,763,904)	$(267,409)

The accompanying footnotes are an integral part of these financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

For the Three and Six Months Ended June 30

(UNAUDITED)

	For The Six Months Ended June 30, 2005	For The Six Months Ended June 30, 2004	For The Period From
			November 6, 2001 (Inception) To June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(269,883)	$(222,056)	$(1,763,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	72,771	24,909	374,068
Depreciation expense	1,116	-	3,071
Changes in operating assets and liabilities:
Other assets	-	839	-
Accounts payable and accrued expenses	(33,734)	9,038	310,795
Net Cash Used In Operating Activities	(229,730)	(187,270)	(1,075,970)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(11,166)	(11,166)
Net Cash Used In Investing Activities	-	(11,166)	(11,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	183,000	20,833	1,122,427
Net Cash Provided By Financing Activities	183,000	20,833	1,122,427

NET INCREASE (DECREASE) IN CASH	(46,730)	(177,603)	35,291

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,021	192,737	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,291	$15,134	$35,291

The accompanying footnotes are an integral part of these financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(C) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2005 and 2004, common share equivalents were anti-dilutive and not used in the calculation of diluted net loss per share.

(D) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

(UNAUDITED)

(E) Stock-Based Compensation

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock warrants issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock warrants at the grant date using the Black-Scholes option pricing model.

  (F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 2	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued to Founders

During 2001, the Company issued 8,410,000 shares of common stock to founders for services with a fair value of $84,100 ($0.01 per share).

(B) Common Stock and Warrants Issued for Cash

During 2001, the Company received subscriptions receivable of $105,064 for 7,687,800 shares of common stock ($0.0137 per share).

During 2002, the Company received cash and subscriptions receivable of $148,000 for 296,000 units consisting of one share of common stock and one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 ($0.50 per share).

During 2003, the Company received cash and a subscription receivable of $661,323 for 1,322,646 units consisting of one share of common stock with one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 ($0.50 per share).

During the year ended December 31, 2004, the Company received cash of $90,000 for 180,000 units consisting of one share of common stock with one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 per share ($0.50 per share).

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

(UNAUDITED)

During the year ended December 31, 2004, the Company collected $159,782 of subscriptions receivable.

In 2005, the Company sold a total of 183,000 shares of common stock to nine individuals for cash of $183,000 ($1.00 per share).

(C) Common Stock and Warrants Issued for Services

During April 2002, the Company entered into an agreement with a consultant to provide services for a period of one year. The agreement called for compensation of 100,000 shares of common stock with a fair value of $50,000 based on recent cash offerings ($0.50 per share). The Company recorded $16,667 and $33,333 of consulting expense for the years ended December 31, 2003 and 2002, respectively.

During May 2002, the Company entered into an agreement with a consultant to provide services for a period of two months. The agreement called for compensation of 12,710 units, each unit consists of one share of common stock and one common stock warrant exercisable at $1.00 per share for a period of two years. The units had a fair value of $6,355 based on recent cash offerings. The Company recorded consulting expense of $6,355 for the year ended December 31, 2002 ($0.50 per share).

During 2001, the Company issued 8,410,000 shares of common stock to founders for services with a fair value of $84,100 ($0.01 per share).

During July 2002, the Company entered into an agreement with a consultant to provide services for a period of one year. The agreement called for compensation of 100,000 units, each unit consists of one share of common stock and one common stock warrant exercisable at $1.00 per share for a period of two years. The units had a fair value of $50,000 based on recent cash offerings ($0.50 per share). The Company recorded $22,917 and $27,083 of consulting expense for the years ended December 31, 2003 and 2002, respectively.

During January 2004, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive: 200,000 shares of common stock warrants to purchase 100,000 shares of common stock at an exercise price of $5.00 for a period of three years, and an option to purchase 100,000 shares of common stock at an exercise price of $7.50 for a period of three years. The common stock has a fair value of $100,000 based on recent cash offerings and will be amortized over the life of the agreement ($0.50 per share). For the six months ended June

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

(UNAUDITED)

30, 2005 and 2004, the Company has recognized consulting expense of $0 and $24,909, respectively under the agreement.

In January 2005, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of $2,000 per month. In addition the Company sold the consultant 300,000 shares of common stock for cash proceeds of $300 and recorded the fair value of the common stock of $149,700. The fair value of the common stock will be recognized over the term of the agreement. For the three and six months ended June 30, 2005, the Company has recognized consulting expense of $31,188 and $68,613, respectively under the agreement.

(D) Common Stock Warrants

The Company issued 765,146 warrants during 2004, at an exercise price of $1.00 per share to a consultant for services. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 0%, risk-free interest rate of 3.5%, and expected warrant life of one year. The value was immaterial and therefore no expense was included in general and administrative expense at the grant date.

In connection with the issuance of common stock units for cash and services, the Company has an aggregate of 2,876,502 warrants outstanding at June 30, 2005. The Company has reserved 2,876,502 shares of common stock for the future exercise of the warrants at June 30, 2005.

(E) Amendment to Articles of Incorporation

During 2004, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 100,000,000 common shares at a par value of $0.01 per share.

NOTE 3	COMMITMENTS AND CONTINGENCIES

(A) Consulting Agreements

During December 2001, the Company entered into an agreement with a consultant to serve as its interim President for a term of up to five years. The agreement called for annual compensation of $250,000. The agreement expires the earlier of December 2006 or on the effectiveness of an SB-2 Registration Statement (See Note 5(D)). The Company has accrued $303,354 and $309,182 under the agreement to the consultant at June 30, 2005 and 2004, respectively.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

(UNAUDITED)

During April 2002, the Company entered into an agreement with a consultant to provide services for a period of one year. The agreement called for compensation of 100,000 shares of common stock with a fair value of $50,000 based on recent cash offerings ($0.50 per share). The Company recorded $16,667 and $33,333 of consulting expense for the years ended December 31, 2003 and 2002, respectively.

During May 2002, the Company entered into an agreement with a consultant to provide services for a period of two months. The agreement called for compensation of 12,710 units, each unit consists of one share of common stock and one common stock warrant exercisable at $1.00 per share for a period of two years. The units had a fair value of $6,355 based on recent cash offerings. The Company recorded consulting expense of $6,355 for the year ended December 31, 2002 ($0.50 per share).

During June 2002, the Company entered into an agreement with a consultant to provide services for a period of one year. The agreement called for cash payments totaling $120,000. The Company recorded $55,000 and $65,000 of consulting expense for the years ended December 31, 2003 and 2002, respectively.

During July 2002, the Company entered into an agreement with a consultant to provide services for a period of one year. The agreement called for compensation of 100,000 units, each unit consists of one share of common stock and one common stock warrant exercisable at $1.00 per share for a period of two years. The units had a fair value of $50,000 based on recent cash offerings. The Company recorded $27,083 and $22,917 of consulting expense for the years ended December 31, 2003 and 2002, respectively ($0.50 per share). The agreement was fully expensed as of December 31, 2003.

During January 2004, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive: 200,000 shares of common stock, monthly retainers of $4,000, warrants to purchase 100,000 shares of common stock at an exercise price of $5.00 for a period of three years, and an option to purchase 100,000 shares of common stock at an exercise price of $7.50 for a period of three years. The common stock has a fair value of $100,000 based on recent cash offerings and will be amortized over the life of the agreement ($0.50 per share) (See Note 6(A)).

In January 2005, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of $2,000 per month. In addition the Company sold the consultant 300,000 shares of common stock for cash proceeds of $300 and recorded the fair value of the common stock of

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

(UNAUDITED)

$149,700. The fair value of the common stock will be recognized over the term of the agreement.

(B) License Agreement

Upon effectiveness of the employment agreement with our Chief Executive Officer and President, the Company will be entitled to use certain technology and know-how that is owned by our Chief Executive Officer and President royalty free until the end of the employment agreement. Upon termination of the employment agreement with the Chief Executive Officer and President, the Company has the right to license the technology for a one time fee. The license fee will be negotiated by the Company and the Chief Executive Officer and will equal the replacement value of such technology and will be determined with reference to the engineer’s opinion dated March 6, 2002, a copy of which is attached to the employment agreement (See Note 5(A)).

(C) Employment Agreement

During 2004, the Company entered into an employment agreement with a consultant to assume the position of Chief Executive Officer and President for a term of five years at an annual minimum salary of $250,000 with additional bonuses and fringe benefits. The agreement became effective upon the approval by the Securities and Exchange Commission on the SB-2 Registration Statement which was July 7,2005, (See Note 5(A) and (B)).

NOTE 4	RELATED PARTY TRANSACTIONS

See Notes 2 and 3.

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a stockholders’ deficiency of $267,409 and used cash in operations from inception of $1,075,970. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward- looking statements.

Overview

We are a developmental stage company that is in the process of implementing our business plan to develop a showcase waste to energy facility at a site to be determined. The first showcase installation will be the cornerstone for both United States and European expansion. It will thermally convert rubber waste to oil and subsequently use the oil as fuel for large reciprocating engines driving alternators making electricity. In addition to the sale of electricity, several additional valuable bi-products produced in the thermal conversion process will also be sold into either domestic or international markets.

Our business plan is focused on providing large urban centers with community based processing facilities to address the needs of rubber waste disposal where the waste is generated. This rubber waste is largely scrap tires. Similarly, large urban centers also have an increasing requirement for electrical energy for both domestic and industrial use. Our processing facilities can be located, constructed and operated to meet the specific needs of the community in an environmentally friendly manner.

We believe that the effective implementation of our business plan will result in our position as a provider of community based waste to energy installations dealing with rubber waste at source while providing reliable electrical energy to meet base load and/or on peak energy demands.

The successful implementation of the business plan will also be dependent on our ability to meet the challenges of developing a management team capable of not only the construction and operation of the first installation but also marketing management and the implementation of specific marketing strategies. These strategies will include the utilization of specific existing distributors currently in the business of marketing carbon black. As well, we will be going to regional disposal operators and collectors to offer our services as a point of final disposition for their collection and disposal requirements.

Additionally, it will be necessary to educate targeted jurisdictions about the environmental and commercial benefits of an Alliance installation in their community.

No revenues have been generated to date and we do not anticipate revenues until such time as the first facility has been constructed and commercially operated. The construction of the first showcase facility will require $20 million. However, currently there are no commitments for capital and furthermore, the successful implementation of all aspects of the business plan is subject to our ability to complete the $20 Million capitalization. It is expected the required funds will be raised as a result of private offerings of securities or debt, or other sources.

Should the required funding not be forthcoming from the aforementioned sources, public offerings of equity, or securities convertible into equity may be necessary. In any event, our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. The notes to our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Among the reasons cited in the notes as raising substantial doubt as to our ability to continue as a going concern are the following: we area development stage company with no operations, a stockholders' deficiency of $109,666 and cash used in operations from inception through December 31, 2004 of $511,908. As of June 30, 2005, we had a stockholders' deficiency of $267,409 and cash used in operations from inception through June 30, 2005 of $1,075,970.

Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise additional capital and generate revenues. These conditions raise substantial doubt about our ability to continue as a going concern.

We will receive proceeds of $2,676,502 from the exercise of the 2,676,502 warrants which are exercisable at $1.00 per share. In addition, we will also receive also receive $1,250,000 from the exercise of the 200,000 Mirador warrants which are exercisable at the following prices: 100,000 at $5.00 per share and 100,000 at $7.50 per shares. Therefore, we will receive aggregate proceeds of $3,926,502 from the exercise of the outstanding warrants. Any proceeds from the exercise of the warrants will be allocated for general working capital. We have agreed to pay all the offering expenses related to this offering.

Plan of Operations

Management has developed forged relations with several corporate finance entities that have expressed an interest in participating in our overall expansion in the United States and Europe. In most cases, as a condition precedent to their participation, we must be publicly traded or quoted on a recognized stock exchange such as the OTC Bulletin Board.

We intend to seek a quotation of our common stock on the OTC Bulletin Board. We will need to have an NASD registered broker-dealer file an application for such quotation. There are no quantitative or qualitative requirements for a quotation on the OTC Bulletin Board. The efforts of our management team and our consultants and advisors will be to complete appropriate financing arrangements. The completion of the $20 million financing will be our exclusive effort prior to the construction and development of the first installation.

Upon completion of the $20 million capitalization, our next priority will be the construction of the first installation. For this construction, it will be necessary for management to initially focus on two specific activities. First, project management consultants will be engaged to assist us in all matters associated with the identifying and preparing the site. This activity includes regulatory approvals as well as final design and layout based upon commercial equipment available for procurement and/or fabrication.

In the event we are not able to raise $20,000,000 to complete construction of our first showcase facility, we will be forced to seek additional financing in order to maintain operations over the next 12 months. Our existing shareholders have indicated a willingness to invest further capital in us.

In addition, we will continue to develop our industry contacts, develop our business plan, refine our technology, search for suitable sites, and devote efforts to securing the capital required to implement our business plan.

Second, our management and consulting engineers will commence activities to enlarge our management team by adding key employees as well as consultants that will be responsible for specific tasks & operations associated with the first installation.

During the permitting period, estimated by management and their consulting Engineers, to be 90 to 120 days, our engineering and fabrication team will finalize design and layouts for the first site as well as prepare and circulate site building bid documents. Similarly, turnkey contracts will be negotiated for specific pieces of the thermal processing equipment utilized in the rubber to oil conversion process. The supply and operation of the electrical generation equipment will also be contracted out during this period of the development. We have already identified and pre-qualified several suppliers of the type of electrical generation equipment. However, as a result of the preliminary stage of these discussions, we are unable to provide greater detail as to the exact nature of the relationship or participation of these suppliers.

Also at this time, some preliminary site work will be completed to facilitate the installation of the design/build structures required. The site will also be prepared to accept the modularized electrical generation equipment that will be installed on the site subsequent to the installation and start-up of the thermal conversion process. The contracted operator of the electrical generation equipment will also be responsible for the sale of electricity. During initial discussions with these supplier/operators, an interest has been expressed in participating in our overall business. Some discussions pertaining to the exchange of our shares for all, or part, of the value of the turnkey have transpired. However, it is unlikely that meaningful discussions will commence until such time as our capitalization set forth above has been completed. Even if the capitalization has been completed, there can be no certainty that the contract operators will participate in the first installation other than on a fee for services basis. In any event, until such time as the $20 Million capitalization has been completed, specific details pertaining to the participation of supplier/operators will not be available and we are unable to provide the details of any possible forthcoming agreements.

Management and their consulting engineers believe that, the overall fabrication and installation timeframe is approximately 365 days from execution of contracts. As all the components utilized in our installation are currently in use in manufacturing operations in the United States and around the world, lead times for delivery and installation are generally short. Several components are stock items and available for almost immediate delivery. However, the engineering firm responsible for the overall project management of the first installation will monitor all fabricator/suppliers to ensure that the various components and required ancillary equipment and structures have been readied onsite for installation. Additionally, engineering verification will be required for all progress draws prior to our making payments to the various supplier/fabricators. As is customary with the supply of this type of equipment, established payment holdbacks upon completion of installation and start-up will be released only upon engineering verification of performance. Additionally, it may be necessary for selected fabricator/suppliers to provide delivery and performance bonds specific to their components.

The entire project could be delayed as a direct result of several factors. Should the Company not be able to a lease or purchase of a suitable property within a timely manner, the project could be delayed indefinitely until such time as an appropriate site is secured. Although the Company has located several suitable sites that could be appropriately permitted, unforeseen regulatory changes could make it difficult to obtain the required permits causing further delays thereby causing the Company to take additional time to identify other suitable sites. Should there be delays in the delivery of thermal processing or electrical generation equipment as a result of material shortages, labor problems, transportation difficulties etc., the commercial operation of the Company would be delayed thereby not allowing the Company to generate revenues as anticipated. Should the delay be lengthy, management could be required to seek additional financing or seek other remedies in law pertaining to delivery and performance failures of the fabricator suppliers. Regulatory changes causing delays in the construction, processing equipment installation and start-up of the showcase facility will lengthen the period of time for the Company to start to generate revenues from operations. The Company will only be in the position to commence a US expansion of processing facilities upon the successful completion, start-up and operation of the showcase facility.

The supplier/fabricators will also be responsible for the training of key employees and/or contractors and will work with the engineering project managers to include established operating protocols in the systems operations manual. In conjunction with this effort, during the start-up of the first installation, fabricator/suppliers and the project management will establish operating set points incorporating them into the system software thereby ensuring continued reliable system performance and measurable quality standards.

It is management’s and their consulting engineers opinion that overall, the entire installation through construction completion, training, start-up and commercial acceptance based upon engineering performance verification is approximately 18 months. The overall development schedule could be delayed as a result of unforeseen regulatory delays, labor disputes and seasonal delays due to weather conditions.

Pursuant to preliminary discussions with corporate finance professionals, items #16 through #18 set forth below are anticipated fees and expenses pertaining to the $20 million financing that we will be seeking. The following schedule outlines the categories associated with the financing, completion, start-up and commercial operation of the first installation. It is expected that many of the following development categories outlined in the following schedule will be completed concurrently.

1) Consulting Fees & Out-of -Pocket Reimbursement	$480,000
2) Site Lease Matters & Development Fees	$260,000
3) Site Engineering, Regulatory & Compliance	$211,500
4) Site Work	$1,125,600
5) Buildings	$798,500
6) Rubber to Oil Thermal Conversion Process Equipment	$7,736,500
7) Warehouse & Conveyance Equipment Leases/Purchases	$74,083
8) Government Relations	$41,000
9) Administrative Construction Expenses	$153,000
10)Legal, Accounting, Travel & Misc. Fees & Expenses	$322,000
11)Media, Promotion & Government Relations	$313,000
13)Salaries, Wages & Fees	$846,434
14)Consulting Engineers	$33,000
15)Turn-key Energy System & Installation	$5,000,000
16)Financing Fees	$2,000,000
17)Financing Legal & Accounting	$300,000
18)Administrative Contingency	$305,383
Total	$20,000,000

During the construction and installation of the first facility, management’s future Vice President of Marketing with assistance from its future Vice President of Technology will commence a specific and targeted marketing campaign directed at the current rubber waste disposal infrastructure, regulatory agencies, retail associations and the public. Promotional activities will include media, public awareness, trade journals, seminars and meetings and discussions with waste hauler and disposal companies. These activities will also include meetings and discussions with state regulatory and enforcement officials.

Based upon discussions with state regulators, it is the Company’s belief that all communities in the United States and Canada are being encouraged by state, provincial and federal authorities to be more environmentally responsible. An example of amplified environmental concern occurring in 2004 was the State of Michigan’s position pertaining to the continued dumping of waste from out-of-state communities that included Toronto, Ontario, Canada. State regulations were implemented in an attempt to curtail the amount and sources of waste being disposed at Michigan dump sites. It is managements belief, that since the early 1990s the federal EPA has been concerned with the interstate transportation of waste. The federal position seems to be that communities that generate should be responsible for the ultimate disposition of the waste within their municipality. A attempt to limit interstate transportation of waste was contained in the Interstate Modal Transportation Act which was never approved.

Community based environmental initiatives are being encouraged. Dealing with waste at the source is considered much more environmentally friendly than trucking the waste hundreds of miles away. The first installation is perceived as a convenient and environmentally friendly solution to rubber waste. The targeted marketing campaign will exploit the current thinking pertaining to community based waste reduction and processing and waste to energy initiatives. However, there may be difficulties associated with encouraging the existing disposal and transportation infrastructure to utilize the Alliance installation as an alternative to their current method of disposal. Historic relationships between the existing infrastructure serving retailers and dumps or processors often hundreds of miles away and the financial commitment to the trucking the waste may be difficult to overcome. However, management’s discussion with several haulers has been encouraging as a cost effective alternative to the existing transportation of waste to often out-of-state locations is a welcomed alternative.

A targeted marketing campaign pertaining to the sale of carbon black and scrap steel will also commence prior to completion of construction. However, the Company may not be positioned to enter into carbon black supply contracts until such time as samples are made available from the operation of the showcase facility. It is likely that these samples would be made available as a result of operation the processing equipment during the performance testing phase of the installation and immediately prior to commercial certification. The commercial certification will occur after the equipment has operated for a period of approximately 90 days and all contract performance specifications have been achieved. There may be delays associated with the correction of deficiencies in order that the processing equipment meet certain performance standards prior to commercial certification. However, the Company has included the 90 day start-up phase within the overall timeline to allow for the correction of deficiencies by fabricator suppliers. Although the vast majority of the rubber to oil system is based upon off-the-shelf components, if further delays occur as a result of fabricator suppliers correction of deficiencies, the Company could be delayed in its ability to generate revenue.

Although, we have identified several experts currently responsible for the sale of carbon products currently with other companies and they have expressed an interest in the position of VP Marketing, there is no guarantee that their previous experience will allow them to successfully initiate a campaign that will lead to the sale of the Companies carbon black. However, the successful operation of the thermal system will generate commercial grades of carbon black that could be utilized by rubber formulation companies for specific products. Additionally, the Company’s carbon black could be blended with other sources of carbon black thereby allowing rubber formulators to meet customers requirements for recycled content. We believe our carbon black will be advantageous to other forms of recycled content as it will be is a virgin product made from oil that is a waste rubber derivative.

Furthermore, the heat recovery system utilized through the entire system will be ready to deliver hot water and/or steam to a greenhouse operator. Although we have yet to complete an agreement with a hydroponics greenhouse operator, preliminary discussions with several current operators would indicate that the availability of a reliable discounted heat source for the production of hot water, could be a cost effective alternative to their current consumption of non-renewable resources to fuel boilers to generate the required hot water.

The ARC installation is designed to operate continuously. As a result, the installation has the ability to produce heat constantly to service the hot water requirements of a hydroponics operator or other commercial uses. The heat produced can be considered a bi-product from the operation of the thermal conversion and electrical generation equipment. Rather than utilizing the heat source for any particular use, the Company could use a commercial cooling tower to cool the thermal processing equipment and could decide not to operate the heat recovery system components associated with the reciprocating engines responsible for the generation of electricity. However, management believes that utilizing the bi-product heat capacity in an environmentally friendly way is a common sense alternative to exhausting heat into the atmosphere. It is the belief of management, our consulting engineers and the several of the hydroponics operators that have discussed our ability to generate heat, that a15 to 20 acre hydroponics greenhouse could be heated from the heat recovered from the thermal process heat recovery boiler in combination with the heat available from standard heat recovery mechanisms that are part of the reciprocating engines driving the alternators making electricity.

The type of relationship discussed is based upon the notion that the hydroponics greenhouse operator would lease a site immediately adjacent to the showcase facility. Based upon our final equipment selection, pertaining to both the thermal conversion of rubber to oil and the generation of electricity, the Company will be positioned to provide details as to the amount of steam and/or hot water that be generated for conveyance to the greenhouse via an insulated pipeline. A heat exchanger will transfer the heat from the ARC steam and/or hot water to the hot water in the hydroponics operator’s underground reservoir. The ARC cooled condensate and/or water will be returned to the ARC via the aforementioned pipeline heated again and once again returned to the greenhouse in a closed loop system.

Several methods of compensation for ARC heat sources have been discussed. These include a percentage of the hydroponics greenhouse gross or not sales and discounted avoided cost which is the operators cost of natural gas or fuel oil less a negotiated discount. The Company will not be positioned to enter into specific negotiations until such time as the $20 Million financing has been completed.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our Certifying Officer has indicated that there were no changes in our internal controls or other factors that could affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against us has been threatened.

 Item 2. Changes in Securities.

On April 22, 2005, we issued 15,000 shares of our restricted common stock to the following parties for cash consideration of $1.00 per share: Jacqueline Lewis - 5,000 shares; Michael Miletich - 5,000 shares and Michael Eagen - 5,000 shares. Messrs. Eagen and Miletich have been close friends of Peter Vaisler for numerous years, and Ms. Lewis is related to Mr. Miletich. The issuances were valued at $1.00 per share or $15,000 in the aggregate. On May 4, 2005, we issued 105,000 shares of our restricted common stock to the following parties for cash consideration of $1.00 per share: Lewis J. Martin - 55,000 shares and Rod Robinson-50,000 shares. Messrs. Martin and Robinson are our present shareholders. The issuances were valued at $1.00 per share or $105,000 in the aggregate.

Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. The above listed parties were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the above listed parties had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2005, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ALLIANCE RECOVERY CORPORATION

By: Peter Vaisler

Peter Vaisler,

Chairman of the Board of Directors,

President, Chief Executive Officer,

Principal Financial Officer and

Principal Accounting Officer

August 10, 2005