Form 10QSB
period 2005-09-30
ALLIANCE RECOVERY CORP
filed 2005-11-21
CIK 1305055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File No. 000-50868

______________

ALLIANCE RECOVERY CORPORATION

(Exact name of small business issuer as specified in its charter)

______________

Delaware	30-0077338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#390-1285 N. Telegraph Road

Monroe, Michigan 48162-3368

(Address of principal executive offices)(Zip Code)

(519) 671-0417

(Registrant’s telephone no., including area code

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 21, 2005: 18,792,156 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2005 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO SEPTEMBER 30, 2005 (UNAUDITED)

PAGES	3	CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO SEPTEMBER 30, 2005 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO SEPTEMBER 30, 2005 (UNAUDITED)

PAGES	5 - 10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$2,092
Prepaid expenses	1,620
Total Currents Assets	3,712

Property and Equipment, net	7,537

TOTAL ASSETS	$11,249

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Cash overdraft	$9,019
Accounts payable and accrued expenses	325,805

TOTAL CURRENT LIABILITIES	334,824

COMMITMENTS AND CONTINGENCIES	-

Common Stock Subject to Rescission Offer, $.01 par value,
1,972,646 shares issued and outstanding	1,046,323

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value, 100,000,000 shares authorized, 16,819,510 shares issued and outstanding	168,195
Additional paid in capital	413,324
Subscriptions receivable	(6,300)
Deferred stock compensation	(43,662)
Accumulated deficit during development stage	(1,901,455)
Total Stockholders’ Deficiency	(1,369,898)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$11,249

The accompanying footnotes are an integral part of the financial statements

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

					For The Period
	For the Three Months ended September 30,		For the Nine Months ended September 30,		From November 6, 2001 (Inception) to September 30, 2005
	2005	2004	2005	2004
OPERATING EXPENSES
Consulting fees	$197,771	$119,450	$255,463	$290,192	$1,477,893
Professional fees	37,676	29,648	57,709	52,148	227,417
General and administrative	38,236	9,001	94,262	37,815	196,145

TOTAL EXPENSES	273,683	158,099	407,434	380,155	1,901,455

NET LOSS	$(273,683)	$(158,099)	$(407,434)	$(380,155)	$(1,901,455)

Net loss per share - basic and diluted	$(0.02)	(0.01)	$(0.02)	(0.02)	$(0.12)

Weighted average number of shares outstanding during the period - basic and diluted	16,817,680	16,259,066	16,691,632	16,203,177	16,430,538

The accompanying footnotes are an integral part of the financial statements

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS EQUITY

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

	Common Stock		Additional Paid-In	Subscription	Deferred Stock	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Common stock issued to founders for services ($0.01 per share)	8,410,000	$84,100	$-	$-	$-	$-	$84,100

Common stock issued for cash ($0.0137 per share)	7,687,800	76,878	28,186	(105,064.00)	-	-	-

Net loss for the period from November 6, 2001 (inception) to December 31, 2001	-	-	-	-	-	(104,933.00)	(104,933.00)

Balance, December 31, 2001	16,097,800	160,978	28,186	(105,064.00)	-	(104,933.00)	(20,833)

Common stock with warrants issued for services ($0.50 per share)	112,710	1,127	55,228	-	(27,083.00)		29,272

Common stock issued for services ($0.50 per share)	100,000	1,000	49,000	-	(16,667.00)	-	33,333

Common stock with warrants issued for cash ($0.50 per share)	146,000	1,460	71,540.00	-	-	-	73,000

Collection of subscriptions receivable	-	-	-	56,290	-	-	56,290

Net loss, 2002	-	-	-	-	-	(482,211)	(482,211)

Balance, December 31, 2002	16,456,510	164,565	203,954	(48,774)	(43,750)	(587,144)	(311,149)

Amortization of deferred compensation	-	-	-	-	43,750	-	43,750

Common stock with warrants issued for cash ($0.50 per share)	-	0.00	0.00	0.00	-	-	-

Net loss, 2003	-	-	-	-	-	(417,622)	(417,622)

The accompanying footnotes are an integral part of the financial statements

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS EQUITY

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

BALANCE, DECEMBER 31, 2003	16,456,510	164,565	203,954	(48,774)	-	(1,004,766)	(685,021)

Deferred compensation					(4,158)

Net loss, 2004	-	-	-	-	-	(489,255)	(489,255)

BALANCE, DECEMBER 31, 2004	16,456,510	164,565	203,954	(48,774)	(4,158)	(1,494,021)	(1,174,276)

Common stock with options issued for services ($0.50 per share)	300,000	3,000	147,000	(300)	(149,700)	-	-

Amortization of deferred compensation	-	-	-	-	110,196	-	110,196

Collection of subscription receivable	-	-	-	42,774	-	-	42,774

Sale of common stock ($1.00 per share)	63,000	630	62,370	-	-	-	63,000

Net loss for the nine months ended September 30, 2005	-	-	-	-	-	(407,434)	(407,434)

BALANCE, September 30, 2005	16,819,510	$168,195	$413,324	$(6,300)	$(43,662)	$(1,901,455)	$(1,365,740)

The accompanying footnotes are an integral part of the financial statements

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

	For The Nine Months Ended September 30, 2005	For The Nine Months Ended September 30, 2004	For The Period From
			November 6, 2001 (Inception) To September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(407,434)	$(380,155)	$(1,901,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	110,196	70,692	374,068
Depreciation expense	1,674	1,741	3,629
Changes in operating assets and liabilities:
Prepaid expenses	(1,621)	-	(1,620)
Accounts payable and accrued expenses	(18,724)	1,971	325,805
Net Cash Used In Operating Activities	(315,909)	(305,751)	(1,199,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(11,166)	(11,166)
Net Cash Used In Investing Activities	-	(11,166)	(11,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	9,019	-	9,019
Common stock subject to rescession	-	-	946,323
Proceeds from issuance of common stock	226,960	282,065	257,489
Net Cash Provided By Financing Activities	235,979	282,065	1,212,831

NET INCREASE (DECREASE) IN CASH	(79,930)	(34,852)	2,092

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,021	192,737	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,091	$157,885	$82,021

The accompanying footnotes are an integral part of the financial statements

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

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

(C) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2005 and 2004, common share equivalents were anti-dilutive and not used in the calculation of diluted net loss per share.

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

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 2	EQUITY SUBJECT TO RESCISSION

Common stock sold prior to July 1, 2004 pursuant to the Company’s private placement offer may be in violation of the requirements of the Securities Act of 1933. In October 2005, the Company became aware that the private placement offers made prior to July 1, 2004 may have violated federal securities laws based on the inadequacy of the Company’s disclosures made in its offering documents for the units concerning the lack of unauthorized shares. Based on potential violations that may have occurred under the Securities Act of 1933, the Company made a rescission offer to investors who acquired the Company’s common stock prior to July 1, 2004. As such, the proceeds of $1,046,323 from the issuance of 1,972,646 shares of common stock through July 1, 2004 have been classified outside of equity in the balance sheet and classified as common stock subject to rescission.

NOTE 3	STOCKHOLDERS’ EQUITY

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

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

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

During January 2004, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive: 200,000 shares of common stock warrants to purchase 100,000 shares of common stock at an exercise price of $5.00 for a period of three years, and an option to purchase 100,000 shares of common stock at an exercise price of $7.50 for a period of three years. The common stock has a fair value of $100,000 based on recent cash offerings and will be amortized over the life of the agreement ($0.50 per share). For the nine months ended September 30, 2005 and 2004, the Company has recognized consulting expense of $0 and $70,692, respectively under the agreement.

In January 2005, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of $2,000 per month. In addition the Company sold the consultant 300,000 shares of common stock for cash proceeds of $300 and recorded the fair value of the common stock of $149,700. The fair value of the common stock will be recognized over the term of the agreement. For the three and nine months ended September 30, 2005, the Company has recognized consulting expense of $37,425 and $106,039, respectively under the agreement.

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

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

In connection with the issuance of common stock units for cash and services, the Company has an aggregate of 2,876,502 warrants outstanding at September 30, 2005. The Company has reserved 2,876,502 shares of common stock for the future exercise of the warrants at September 30, 2005.

(E) Amendment to Articles of Incorporation

During 2004, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 100,000,000 common shares at a par value of $0.01 per share.

NOTE 4	COMMITMENTS AND CONTINGENCIES

(A) Consulting Agreements

During December 2001, the Company entered into an agreement with a consultant to serve as its interim President for a term of up to five years. The agreement called for annual compensation of $250,000. The agreement expires the earlier of December 2006 or on the effectiveness of an SB-2 Registration Statement (See Note 5(D)). The Company has accrued $303,354 and $300,143 under the agreement to the consultant at September 30, 2005 and 2004, respectively.

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

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

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

(C) Employment Agreement

During 2004, the Company entered into an employment agreement with a consultant to assume the position of Chief Executive Officer and President for a term of five years at an annual minimum salary of $250,000 with additional bonuses and fringe benefits. The agreement became effective upon the approval by the Securities and Exchange Commission on the SB-2 Registration Statement which was July 7, 2005, (See Note 5(A) and (B)).

NOTE 5	RELATED PARTY TRANSACTIONS

See Notes 2 and 3.

NOTE 6	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a stockholders’ deficiency of $1,369,898 and used cash in operations from inception of $1,199,573. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7	SUBSEQUENT EVENT

Subsequent to September 2005, the Company received two advances of $50,000 from each of two stockholders for working capital. The advances are non interest bearing, unsecured and due on demand.

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

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. The notes to our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Among the reasons cited in the notes as raising substantial doubt as to our ability to continue as a going concern are the following: we area development stage company with no operations, a stockholders’ deficiency of $109,666 and cash used in operations from inception through December 31, 2004 of $511,908. As of September 30, 2005, we had a stockholders’ deficiency of $1,369,898 and cash used in operations from inception through September 30, 2005 of $1,199,573.

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

Common stock sold prior to July 1, 2004 pursuant to the Company’s private placement offer may be in violation of the requirements of the Securities Act of 1933. In October 2005, the Company became aware that the private placement offers made prior to July 1, 2004 may have violated federal securities laws based on the inadequacy of the Company’s disclosures made in its offering documents for the units concerning the lack of unauthorized shares. Based on potential violations that may have occurred under the Securities Act of 1933, the Company made a rescission offer to investors who acquired the Company’s common stock prior to July 1, 2004. As such, the proceeds of $1,046,323 from the issuance of 1,972,646 shares of common stock through July 1, 2004 have been classified outside of equity in the balance sheet and classified as common stock subject to rescission.

Plan of Operations

Management has developed relations with several corporate finance entities that have expressed an interest in participating in our overall expansion in the United States and Europe. In most cases, as a condition precedent to their participation, we must be publicly traded or quoted on a recognized stock exchange such as the OTC Bulletin Board.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

  Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2005, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

November 21, 2005