Form 10KSB
period 2005-12-31
ALLIANCE RECOVERY CORP
filed 2006-04-11
CIK 1305055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 333-121659

ALLIANCE RECOVERY CORPORATION

(Name of small business issuer in its charter)

DELAWARE	30-0077338
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#390-1285 N. Telegraph Road, Monroe, Michigan	48162-3368
(Address of principal executive offices)	(Zip Code)

(519) 671-0417

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.01 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒	No ☐

Revenues for year ended December 31, 2005: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2005, was: $0

Number of shares of the registrant’s common stock outstanding as of April 7, 2006 was: 18,795,156

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

PART I

Item 1.	Description of Business

On November 6, 2001, we were incorporated in the State of Delaware under the name American Resource Recovery Group Ltd. On April 18, 2002, we filed a certificate of amendment changing our name to Alliance Recovery Corporation. On April 22, 2002, we filed another certificate of amendment to increase our authorized shares to 10,000,000, par value $.01. Finally, on July 7, 2004, we filed a certificate of amendment increasing our authorized shares to 100,000,000.

We intend to implement suitable resource recovery technologies and strategies (the “ARC Process”) to convert industrial and other waste materials into electrical energy for sale to specific industrial entities or into local power grids, and to produce for re-sale by products including carbon black, steel, and steam and/or hot water. We will be able to undertake this after we raise $20M and construct our first facility. We anticipate raising the $20M within the next 6 months and then taking 18 months to construct the first facility.

We believe that management and our third party consulting engineers have identified a one-step manufacturing process based upon the utilization of existing manufacturing processes to efficiently convert rubber wastes of all kinds including scrap tires into fuel oil, for electrical power generation, with minimal if any negative impact to the environment. We believe this system may be patentably distinct, however, the system components are available commonly from fabricator and suppliers. The results of our development efforts are now commercially available.

Investigations of several existing thermal manufacturing and processing technologies have contributed to the use of existing manufacturing and chemical processes as the basis of the ARC Unit for the production of oils and gases and other commercial products including carbon black.

United States Environment Protection Agency studies conducted during 1999-2000 have confirmed that the fuel oil derived from rubber waste was as good a feedstock for commercial carbon black production as Exxon oil (Chemical Economic Handbook).

The first ARC facility, when funded, will be operated as a subsidiary of the Company and will take approximately 18 months to construct. Upon construction and installation of processing equipment, the facility will annually utilize up to 100,000,000 pounds of waste rubber as the feedstock to produce oils and gases for the production processes and to generate electricity. In terms of passenger tires, this represents the annual reduction of approximately 4.6 million scrap tires.

In 2001, 292 million scrap tires were generated in the United States (the source of this Information is Chaz Miller of Environmental Industry Associations as reported by Wasteage.com on June 1, 2003). Of the 292 million scrap tires, cars contribute two-thirds of scrap tires, the remainder comes from trucks, heavy equipment, aircraft, off-road and scrapped vehicles.

The aforementioned number of scrap tires generated is equivalent to approximately 1 scrap tire for every person living in the U.S. today. In Michigan, Ohio, New York, Pennsylvania, and the province of Ontario, the population is well over 50 million, and all these major states are connected to Lake Erie . We have identified suitable sites with port locations in the great lakes region to allow for the utilization of tug and barge transportation which continues to be the most inexpensive form of transportation for large volumes of freight.

We anticipate that the first Facility will produce fuel oil to be used for the production of electrical energy. The oil generated from the thermal decomposition of rubber analyzed by various testing facilities is equivalent to a fuel oil comprised of 69% kerosene and 26% diesel fuel. Continued commercial use of both diesel and kerosene is indicative of the overall fuel quality.

Similarly, a commercial grade 700 series carbon black is generated as by-product of the rubber to oil conversion process. This process also captures the steel from the rubber for sale as scrap. We believe that there are international and domestic markets for these products. According to industry sources, global consumption of carbon black is approximately 17 billion pounds annually. Carbon black is an industrial product generated through an energy-intensive process and utilized among and in the manufacture of rubber, plastics, inks, paints, dyes, lacquers, fibers, ceramics, enamels, paper, coatings, leather finishes, dry-cell batteries, electrodes and carbon brushes, and electrical conductors.

Conventional carbon black manufacturers need both: a manufacturing feedstock oil for conversion to carbon black, and natural gas or methane to fuel the production process. The ARC process also saves global resources by recovering the hydrocarbon available from the polymeric constituents of the waste rubber, converting them to feedstock oil and gases. By maintaining carbon black manufacturing temperatures and process conditions in the ARC Unit furnace, as the rubber waste is converted to fuel oil, a 700 series carbon black is generated as a by-product of the thermal process and is subsequently conveyed, stored and/or packaged with conventional carbon black manufacturing equipment. The utilization of existing process technology and chemical reactions with established manufacturing protocols ensures that ARC management and their contract operators can leverage specific operations history into positive performance results.

An ARC installation also provides large urban regions with a point of final disposition for scrap tire and rubber waste without any pollution to the environment and/or public health risks. Disposal operators will be encouraged to deliver their rubber waste in the baled ecoblocks which is a much more cost effective method of transportation as a direct result of the volume reduction occurring in the baling process. The baling process ARC will utilize to produce ecoblocks for safe storage and handling, ensures that water cannot collect and create conditions suitable for mosquito incubation, a matter that continues to be a public health concern throughout the United States. Additionally, ecoblock storage from a fire perspective is considered a much safer alternative than simple dumping of rubber waste as there is negligible fire hazard associated with ecoblock storage. Fire Department testings suggest that the bales are difficult to ignite and once ignited, are easily extinguished.

The ARC Process is not classified as a federally regulated source of emissions, because the environmental emissions are below maximum EPA standards, thus, only state administrative approval is required for our plant installations. It is intended that ARC installations will be located near large urban communities which generate vast amounts of rubber waste. This will allow us to establish a network of facilities in communities where rubber waste is generated.

Generally, communities view tires as a public health issue as the tire collects water in the hollow donut shape and becomes an ideal breeding ground for mosquitoes. The most common practice is hauling the rubber waste hundreds of miles for shredding to turn it into tire derived fuel (TDF), and subsequently transporting the TDF to combustion markets. As a result of positioning the ARC facility in the communities where the waste is generated, the environmental impact associated with trucking the waste rubber, as well as highway wear and tear are minimized. The transportation of the waste also consumes diesel fuel, a non-renewable resource. A community based ARC facility is a cost effective and environmentally friendly alternative to current disposal options. Furthermore, EPA and State initiatives to encourage States to take responsibility for the waste they generate has once again commanded public attention as a result of, for example, Toronto (Canada) garbage being trucked to Michigan.

Large urban centers usually require enormous amounts of electrical energy, and via our ARC Centers, we will be able to provide another source for electrical energy. Community-based ARC installations will be positioned to address the growing need for reliable energy sources with the added benefit of providing a final point of disposition for rubber waste.

The total improvement and equipment cost for installation and start-up for first installation is estimated to be $18,000,000, with the overall capital budget of $20,000,000.

ONE STEP MANUFACTURING PROCESS

Our thermal system has the ability to thermally reduce the rubber waste, utilize the light aromatic volatile gases produced during the reduction/conversion process as fuel for the conversion furnace and separates out the oil which is ultimately used as fuel for the reciprocating engines generating electricity. As the furnace (process reactor vessel) process is based upon the chemistry and operational parameters utilized in the carbon black industry, a portion of the oil is burned in the process fuel gases. Similar to the operation of carbon black processing furnaces (process reactor vessels) the automated system controls maintain optimum thermal conditions (process time, temperature and turbulence) for combustion of the oil. The combustion generates more heat to support the overall process and leaves behind a small particle of a black soot like substance called carbon black which is carried away in the exhaust flow where it is ultimately separated from the exhaust in a bag house (filter), collected, pneumatically conveyed, palletized and sent to a storage silo. The rubber, which is not pretreated or shredded (whole tires can be utilized) is fed continuously into the furnace (process reactor vessel) and the thermal reaction is maintained by the automated control system. During the reduction (conversion) of the rubber to oil process, the steel contained in particularly waste tires, is collected and conveyed hydraulically through the process to and exists the process, where it is cooled, baled and stored.

All of the aforementioned thermal reduction and occurs almost contemporaneously within the process furnace (process reactor vessel) and ancillary equipment associated with its operation. The Alliance thermal system is not based upon conventional pyrolysis.

Almost all current thermal operations are based upon the utilization of a pyrolytic reaction. In simple terms the pyrolytic oven bakes rubber down into a homogeneous mass which requires secondary processes to separate out the various materials left behind in the reduction process. Additionally, the reduction is at an extremely low temperature that does not generate carbon black. There is tremendous amount of ash generated in the process that combines with the carbon char. In order to separate the char from the ash additional processes are required. Furthermore, additional high temperature processes are necessary to upgrade the char to a marketable form of carbon black as there are extremely limited markets for char. These additional process require additional fuel making the entire process marginal from a financial perspective. Additionally, the rubber waste in the majority of operation requires shredding and often the removal of the steel in the rubber prior to shredding. All of above process are required by most pyrolytic systems that management and their consulting engineers are aware of at this time. There may be new types of systems developed that are based upon the pyrolytic model, however it is management’s opinion that the costs associated with numerous steps involved will make it difficult, if not impossible for these type of systems to operate commercially. The costs associated in the separation of the various products collected from the homogeneous mass from the process reaction, in addition to the secondary processing requirement of the char to allow it to be sold commercially, have made pyrolysis based thermal processes marginal commercial successes. To further exacerbate the overall high processing costs are the additional costs associated with the pre-treatment of the rubber being conveyed into the pyrolysis oven. Generally, the pre-treatment requires the shedding of the rubber waste and frequently in the case of waste tires requires the removal of the tire bead wire either by mechanical processes or a magnetic system.

Alternatively, the Alliance thermal system requires no pre-treatment of the rubber waste. Whole tires can be conveyed into the system thereby eliminating all costs associated with the handling shredding, and shred storage of the rubber waste prior to thermal processing. Furthermore, the chemical manufacturing process utilized in the Alliance process, separates the various residual products as they are formed and released into the system eliminating the need for additional process separation systems. It is management’s opinion that the simplicity of the Alliance thermal system makes it a cost effective alternative to conventional pyrolysis operations.

PRODUCT DISTRIBUTION

Our future Vice President of Marketing working in conjunction with our future Vice president of Technology will also develop and implement campaigns related to the sale of the Company’s various byproducts. A targeted marketing campaign pertaining to the sale of carbon black and scrap steel will also commence prior to completion of construction. However, we may not be positioned to enter into carbon black supply contracts until such time as samples are made available from the operation of the showcase facility. It is likely that these samples would be made available as a result of operation the processing equipment during the performance testing phase of the installation and immediately prior to commercial certification. The commercial certification will occur after the equipment has operated for a period of approximately 90 days and all contract performance specifications have been achieved. There may be delays associated with the correction of deficiencies in order that the processing equipment meet certain performance standards prior to commercial certification. However, the Company has included the 90 day start-up phase within the overall timeline to allow for the correction of deficiencies by fabricator suppliers. Although the vast majority of the rubber to oil system is based upon off-the-shelf components, if further delays occur as a result of fabricator suppliers correction of deficiencies, the Company could be delayed in its ability to generate revenue.

Although we have identified several experts currently responsible for the sale of carbon products currently with other companies and they have expressed an interest in the position of VP Marketing, there is no guarantee that their previous experience will allow them to successfully initiate a campaign that will lead to the sale of the Companies carbon black. However, the successful operation of the thermal system will generate commercial grades of carbon black that could be utilized by rubber formulation companies for specific products. Additionally, the Company’s carbon black could be blended with other sources of carbon black thereby allowing rubber formulators to meet customer’s requirements for recycled content. Alliance carbon black is advantageous to other form of recycle content as it is a virgin product made from oil that is a waste rubber derivative.

The sale of steam and/or hot water will occur as a result of a marketing effort to identify and enter into discussions with an existing hydroponics greenhouse operator that desires to enter into a relationship with the Company to move into specific jurisdiction where ARC facilities will be located immediately in, or adjacent to large metropolitan centers. Management discussions with several greenhouse operators suggests that in addition to the availability of discounted heat from the Company, hydroponics greenhouse operators like to distribute product from operations that are positioned adjacent to large markets. Although we have yet to complete an agreement with a hydroponics greenhouse operator, preliminary discussions with several current operators would indicate that the availability of a reliable discounted heat source for the production of hot water, could be a cost effective alternative to their current consumption of non-renewable resources to fuel boilers to generate the required hot water.

PROCESS OF TIRE DERIVED FUEL

At the present time, shredding tires removes the hollow donut shaped tire from the environment which in many jurisdiction is considered public health risk. Waste tires, when left in dumps or collected out of doors collect water. The sun heats the tire and water up in the daytime hours and the density of the rubber holds some of the heat at night. As a result the water in the waste tires becomes an ideal breeding ground for mosquitoes. There remains an extreme public health concern pertaining to diseases carried by mosquitoes. When waste tires are stored near urban areas they become a public health concern thereby making it necessary for waste operators to shred the tire so water cannot be collected. As a result, a significant investment has been made by these operators in shredders to support their operations. The cost of maintaining and operating the shredder appears to be significant. Management believes that the cost of shredding each tire can in some jurisdiction be equivalent to the disposal fee making it necessary for operators to rely on the sale of tire derived fuel to sustain their economic viability. However, our consulting engineers have advised the Company that in almost all jurisdictions in the United States the blending of TDF with coal or other fuels is limited to 10-15 % of total fuel consumed. Our consulting engineers have also advised Management that to dispose of shredded rubber, shreds are now being mixed with soil used to top dress municipal waste sites. Obviously, once mixed with soil at a landfill site, the oil resource in the rubber waste is no longer recoverable.

The fuel in TDF is simply as a result of the combustion (burning) of the rubber. Catastrophic tire fires that have occurred in the US and around the world have clearly demonstrated that rubber can burn and generate vast amounts of heat as a result. As the rubber is consumed in the fire, it releases both oil and gases that are highly volatile making the rubber a good fuel. However, as also witnessed in tire uncontrolled fires, a tremendous amount of black soot, gases and ash are released into the atmosphere. It is the material that is ultimately released into the atmosphere that limits the amount of rubber that can be blended with other fuels. Exhaust scrubbing systems intended for a specific fuel are easily overloaded with the emissions from the burning of TDF.

It will be necessary for management to carefully examine the disposal methods being utilized in a jurisdiction, including TDF production, prior to committing to a particular site. The cost associated with breaking into a market that has invested in shredding could be significant.

RESEARCH AND DEVELOPMENT

The entire research and development effort has been supported by Mr. Vaisler & his family prior to our incorporation. It commenced over 9 years ago. It is impossible to estimate the number of hours of R&D activity pertaining to the development of our business and technology. Furthermore, we have also relied on the R&D of other groups to augment our overall R&D efforts with off-the-shelf technology and processes, that are currently commercially available.

FINANCING

We intend to complete a $20,000,000 financing (private placement of debt/equity) in order to construct the first facility.

EXPANSION

Our focus is to turn environmentally friendly waste to energy, and also sell them as carbon black and similar product byproducts. As a result of the readily available fuel source in specific areas, expansion will be targeted toward high-density population areas in the U.S. where scrap rubber generation and a disposal infrastructure already exists. ARC Facilities will provide the needed point of disposition for scrap rubber disposal within a community’s industrial areas. Within these communities there currently exists a disposal infrastructure including retailers, waste haulers and disposal companies, tire jockeys and recyclers, truck and industrial re-treaders, and independent truckers and trucking companies, which could benefit from the availability of a nearby point of final disposition for rubber waste. Points of final disposition are not usually found in or immediately adjacent to large urban centers.

Our expansion into these high-density population areas in the U.S. will position us as a convenient and cost effective alternative to the customary practice of hauling the waste rubber long distances to permitted disposal sites. Extensive public education campaigns will be targeted at these urban centers to raise the level of awareness pertaining to responsible disposal of rubber waste by having communities become a part of the “environmental alliance”. Awareness campaigns involving the public, retailers, state legislators and regulators will be utilized to market ARC installations as a final point of disposition for rubber waste within communities (target locations) where the waste is generated.

Based upon the first facility, each ARC Unit’s disposal capacity will be capable of processing 100,000,000 pounds of waste rubber annually. This is equivalent to approximately 5,000,000 passenger tires. Normally, within the industrial makeup of these communities, there are numerous industries requiring the carbon black, steel and steam and/or hot water available from our processing system. Discussions with a greenhouse operator have commenced to locate hydroponics operations immediately adjacent to ARC installations. ARC will provide the hydroponics operations with heat recovered from the overall ARC process thereby minimizing any contribution to global warming. In the simplest of terms, the hydroponics green house acts like a radiator for the reciprocating engines making electricity, as well as acting as the radiator for the rubber to oil conversion process. ARC installations will provide required disposal infrastructure to select urban areas where large volumes of scrap rubber are generated and there are few, if any, points of final disposition for this waste. The obvious benefit to these urban centers is the minimization of transportation pertaining to disposal and the additional positive environmental impact associated with community based disposal and the production of electrical energy to meet soaring demands without the consumption of non-renew resources.

The Rubber Manufacturers Association suggests that in their report, US Scrap Tire Markets, 2003 edition, that as many as 290 Million tires are disposed of every year in the US. That is approximately tire for every man women and child in the US today. We plan on locating on a site with access to the Great Lakes, so that in the event sufficient tires were not immediately available from the immediate jurisdiction surrounding the installation, marketing efforts could extend to other states connected to the Great Lake system. The densely populated areas on the southern shores of these lakes, referred to as the “rust belt” and Ontario to the north could all support an ARC installation on their own. The populations of the entire area is as follows:

Michigan	10,050,446
Ohio	11,421,267
New York	19,157,532
Pennsylvania	12,335,091
Ontario	12,439,800

PRODUCT, MARKETS, & SERVICES

The North American carbon black consumption is approximately six (6) billion pounds annually, and the global consumption of carbon black is approximately 17.2 billion pounds annually. Our energy and carbon black process innovation provides a technically and economically viable industrial solution to waste rubber disposal which is a major global environmental issue in the U.S. and internationally.

We will generate electrical energy for regional use and supply 700 series carbon black to the rubber formulation and product industry. Carbon black can also be blended with the product of larger manufacturers of carbon black to facilitate EPA and state environmental “efforts” to include scrap rubber derivatives in new rubber formulations. According to the technical representatives of ITRN, a manufacturer of rubber formulations, customers are now demanding as much as 25% recycled content in rubber compounds. The use of carbon black manufactured from a feedstock oil derivative from waste rubber, does not impact upon the overall quality of the rubber ultimately produced. According to ITRN technical representatives, there are significant quality issues related to the use of recycled crumb rubber in rubber formulations they produce. At present, approximately 95% of the US carbon black market is controlled by five (5) manufacturers.

The ARC Process will have the capacity to manufacture up to 14,000,000 lbs. of carbon black annually from the rubber-to fuel oil conversion processes. This represents only a fraction of carbon black consumed in the growing U.S. market. In addition to the production of carbon black, the thermal reduction of rubber in the process system will also generate quality additional residual by-products. As well as the production of gases which are used as fuel in the process, approximately 90,000 barrels of No. 4 grade fuel oil for energy production and 2,300 tons of scrap steel are generated annually, which all contribute to our projected profitability. Carbon black and steel are products that can be sold into existing domestic and international markets.

The addition of oil burning reciprocating engines to make electricity is a natural addition to the ARC process and will provide an additional $3,000,000 in net revenues for us. By consuming the oil generated in the process, the facility is capable of generating electrical energy with a baseload of 8 MW. Thus, by recovering the oil and gases from thermally decomposed waste rubber and producing 14,000,000 pounds of carbon black annually, this technology will be saving the oil and gas non-renewable resources needed to produce an equivalent amount of carbon black from a conventional manufacturing process while also using the surplus fuel oil to make electricity. We are also prepared to operate the electrical generation capacity as a peaker, supplying electricity during peak usage periods at prices that can be three to four times the basic rates. The entire electrical generation business component will be managed by an electrical utility company ultimately contracted to operate our generation capacity.

To determine the revenue potential from the sale of electricity, we have considered current electrical rates offered by Detroit Edison. Detroit Edison rates for residential and commercial consumption range from $ .08286/kwh to $ .09696/kwh. In discussions with various operations and management companies, we were advised that the wholesale rate of baseload in Michigan is $0.0656/kwh. Total revenue is calculated as follows:

-	8000kwh x 24 hours = 192000kwh/Day
-	192,000kwh/Day x 325 Days/year = 62,400,000kwh/Year
-	62,400,000kwh/Year x $0.0656/kwh = $4,093,440/Year

Although there are no final agreements in place, during discussions with contract operators and management companies, we were advised that payment for their services to operate the entire electrical generation facility as well as to sell the electricity is up to $0.01kwh.

62,400,000kwh/Year x $0.01/kwh = $624,000

Based on the above, annual net revenues of $3,469,440 can be anticipated.

We have rounded the net revenue figure down to $3,000,000

Environmental Impacts of Products and Production Processes

Our ability to manufacture a new product from a scrap rubber derivative (fuel oil), in a conventional and environmentally friendly manner is an extremely attractive alternative to current recycling approaches which are simply not capable of dealing with the annually generated volume of rubber waste in the U.S. in a feasible or environmentally friendly way. Current recycling efforts in the U.S. simply cannot deal, in an economically viable manner, with the volume of waste rubber generated annually. Many of these efforts simply change the shape of the problem into a consumer product that is ultimately disposed of at conventional dump sites.

In an attempt to generate opportunities to utilize waste rubber, like scrap tires, in various new products which include rubber shreds, go into jogging mats, mud flaps, stable mats, pickup bed liners, and many similar products. Ultimately, however, these consumer goods will be disposed of in a landfill. The donut shape of the tire has been changed, but the problems associated with appropriately disposing of the waste remains. Rubber products in landfills cannot be recovered, thereby making it impossible to recover the hydrocarbon resource available in the waste rubber.

Steel recovered from the thermal reduction/conversion process is ultimately put into new steel products. Most metals today are recycled, so it is highly unlikely that the recovered steel would ever find its way into a landfill. The ARC process results in the total consumption of rubber waste. The marketable by-products include electrical energy, carbon black, steel, thermal energy/hot water, none of which results in rubber landfill, and all of which are, in fact, recyclable consumer goods.

The ARC manufacturing process does not qualify as a federally regulated source of emissions. Only state and local approvals are required. ARC’s ability to permit facilities in large urban centers will allow the Company to establish a network of facilities in communities where rubber waste is generated rather than hauling this waste hundreds of miles for shredding to TDF (define) and subsequently transporting the TDF to combustion markets, perhaps close to the communities where the tires originated.

Furthermore, markets for the sale of the commodity like products we generate also exists within large metropolitan communities that we target for subsequent plant installations. The aforementioned business provides us an industrial solution to a major environmental problem. In addition, the availability of power generation equipment can be leveraged and will permit ARC to offer energy solutions based upon resource recovery. Availability of reliable sources of electricity has come to the forefront of public concern, as a result of the State of California energy crisis in the winter of 2001 and industry de-regulation in the U.S. and Canada.

We believe that our emissions will be well below the Federal Guidelines. As such we believe that we will not be a federally- regulated source of emissions. Based on previous process studies, the ARC Process to produce oil, carbon black, and steel from used tires is not expected to create emissions of a quantity and type that will be large enough to trigger a Federally-mandated Title V “Renewable Operating Permit.” The Michigan state-required “Permit to Install/New Source Review” program will require that a state-issued permit be applied for.

The electric generating process utilizing the produced oil in engine-driven generators may fall within other regulatory guidelines that require additional permitting measures such as a “Renewable Operating Permit,” whether or not the emissions are above certain thresholds. Requirements for such permits depend on certain factors unrelated to emissions limits, such as the percentage sulfur content in the oil, the rated capacity of the generator, or whether the electricity is sold publicly. Also, certain guidelines regarding Nitrogen and Sulfur oxides and overall emissions from electric generating facilities are federally mandated, but are implemented through state regulations. Therefore, the state would issue such a permit, if one is needed. Certain of these guidelines relate to “fossil-fueled” generators, but it is not yet established whether the state would consider the tire-derived oil to be “fossil.” It may be noted that the emissions regulations regarding such electrical generating facilities are yet evolving, with changes as recent as 2004.

Typically, states and/or localities regulate employee relations, zoning, noise, aesthetics, lighting, parking, fencing, signs, odors, fire prevention devices, nuisances, roadway access, plumbing, electrical, and other building codes. These types of regulations may require specific design attributes for the site, building, and equipment. There are no known special regulations at this site that would create abnormal difficulties over and above those encountered in the development of any other industrial site and have been anticipated in the budgets that have been prepared.

We also have to meet the following federal regulations:

a.

The facility would have to meet OSHA-mandated safety guidelines, and EPA-mandated Storm Water runoff guidelines. These programs are implemented by the State of Michigan and are typically required for all industrial and/or commercial operations that meet the reporting guidelines.

b.	If the facility discharges process water into a local sewer system, it will need to meet any pretreatment guidelines established by the locality.
c.

The only Federally-implemented discharge program known to apply is the (40CFR112) Oil Pollution Prevention and Response regulations, which require most oil storage facilities to be constructed to good engineering practice, including dikes, and to have a Spill Prevention Control and Countermeasures (SPCC) Plan.

d.	It is currently unknown what, if any, impact that evolving Homeland Security actions and guidelines would impose on industrial operations such as ARC proposes to build and operate.

The Industry

ARC installations will provide a final point of disposition for waste rubber either in, or immediately adjacent to, the communities where the waste was generated. Generally, the U.S. waste industry is not prepared to address the problems associated with specific kinds of waste rubber and particularly scrap tires. The carbon black industry has manufactured carbon black for 80 years by burning a fuel oil. Industry estimates indicate that approximately 7 billion pounds of carbon black are consumed in the U.S. each year with global consumption at 17 billion pounds. Carbon black manufactured by us will be sold into existing U.S. and international carbon black markets and be produced as a result of the thermal reduction of rubber waste to fuel oil, the oil thereby being the feedstock for carbon black production. The surplus fuel oil can be used to fuel generators to make electrical energy. We will be uniquely positioned in several industries: rubber waste disposal, manufacturing, and power generation.

As rubber waste is the source of fuel oil, it is important to understand the waste industry as it relates to scrap tire disposal which will constitute a significant volume of the waste rubber processed at an ARC installation. Scrap tires are a major environmental problem. It is estimated by the United States Environmental Protection Agency (the “EPA”) that there are over 1.5 to 3 billion used tires in landfills and stockpiles in the United States and that an additional 292 million tires are discarded in the United States every year. “Disposing” of tires by stockpiling is not a viable long-term solution because of fire hazards and the likelihood of spreading disease. “Disposing” of whole tires in landfills is, generally, prohibited or restricted by regulation.

Scrap Tire Distribution Chain

In general, the scrap tire distribution chain consists of the tire end-user (business or consumer), new tire retailers, used tire brokers, solid waste disposal companies, haulers and tire processors. Most scrap tires are originally obtained by new tire retailers from consumers who may pay the retailer a fee for “disposing” of their used tires. Retailers may pay either a scrap tire broker, a solid waste disposal company, a hauler or a tire processor to remove scrap tires from their place of business. Scrap tire brokers typically retain some tires for resale as used tires and pay either a waste disposal company, a hauler or a tire processor to remove the remaining scrap tires from their place of business. Solid waste disposal companies may stockpile scrap tires or pay a processor to dispose of their tires. Haulers transport scrap tires between parties in the distribution chain and may also act as a used tire broker or other party in the distribution chain. Not until a tire processor processes the scrap tires are the tires ultimately disposed of.

Our products and services include:

Tipping Fees

The fees paid by those who have scrap tires for their ultimate disposal are referred to as tipping fees. Tipping fees will be an important source of revenue for Alliance. As of May, 1991, 21 states had special fees for tires or vehicles. Some states have enacted legislation which directly mandates the payment of tipping fees. Other states have implemented programs which make funds available for the payment of tipping fees. For instance, some states raise funds, through retail taxes on purchases of new tires or through annual motor vehicle license fees, which are specifically allocated to the disposal of tires. These states often bear the responsibility for disposing of tires directly and use the funds raised from the net proceeds of the particular program to pay for such disposal. Other states provide for a tax to be paid by purchasers of new tires, to be retained by the retailer selling the tire, who must in turn pay for the disposal of such scrap tires. Other states rely on the market to regulate tipping fees. We estimate that in large urban cities, average tipping fees could be as much as U.S. $3.00 to $5.00 per tire. In our financial projection, we have budgeted tipping fees at U.S. $0.85 per tire.

While determining the ideal jurisdictions for ARC installations, it was concluded that locating an ARC facility as close as possible to where the rubber waste is generated had a significant positive impact on the environment as it would greatly reduce the requirement to transport the waste, often several hundred miles, to a facility for sorting and some form of processing prior to final disposition. The emissions associated with transportation of the rubber waste as well as wear and tear on the roadways as well as the cost of transportation all negatively impact the vast majority of current rubber waste disposal scenarios. Rubber waste is generated where people live. As a result, large metropolitan centers generate vast quantities of rubber waste that generally requires some form of truck transportation prior to final disposition. The costs associated with collection, sorting, transportation and final disposition are significant.

Our examination of these larger metropolitan jurisdictions included discussions with retail operators. As an example, in the cities of New York & Baltimore and their surrounding communities, retail operators were charging purchasers of new tires $3.00 to $5.00 /tire as a disposal fee. The vast majority of those retailers charged $5.00/tire for a passenger tire equivalent (PTE). A passenger tire equivalent is approximately twenty (2) pounds and the disposal fee nationwide is based upon PTEs. Larger light truck, heavy truck and off-road vehicle tires are charged significantly more as a result of their size, weight and conveyance characteristics. Obviously, a larger off-road tire, weighing several hundred pounds is extremely difficult to handle and convey.

Within the large metropolitan centers there exists a disposal infrastructure currently servicing the retailers. This infrastructure of truckers, waste operators and small independents routinely travel to retailers to pickup waste tires. Retailers pay a disposal fee to have the waste tires removed and transported. A portion of the disposal fee pays for conveyance and the balance covers the ultimate disposition of the waste tire.

Although we recognize that disposal fees charged by scrap tire collectors at final points of disposition are significantly higher than $.85, management has deliberately been extremely conservative in projecting incomes based upon the $.85/PTE for final disposition. Furthermore, management believes that a lower fee will encourage the existing disposal infrastructure to utilize an ARC facility’s capacity either in or immediately adjacent to a large metropolitan center rather than the current practice of hauling the waste often several hundred miles, or in some cases, to out-of-state disposal operations.

Sale of the Recovered Steel

Approximately one pound of steel can be recovered from each scrap passenger tire. Scrap steel can be used as an input into carbon steel manufactured by steel mills. A recent expansion of the number of small-scale “mini” mills catering to local markets has increased local demand for scrap steel. Scrap steel is also sold into export markets, notably Japan. International demand for United States scrap steel has had a positive impact on the demand for and price of scrap steel. Although the U.S. steel industry is in decline, demand for scrap steel remains significant with regional prices varying from U.S. $65.00 to $124.00 per ton. In our financial projections, the realizable price for scrap steel produced was budgeted at U.S. $65.00 per ton. Based on inputs of 4,600,000 tires annually, each ARC Unit will be designed to produce approximately 2,300 tons of scrap steel per year.

Sale of the Manufactured Carbon Black

As the rubber is thermally reduced to fuel oil, approximately 14 million pounds of commercial grade carbon black is expected to be manufactured. Carbon black can be sold to industry for reuse as a re-enforcing agent in synthetic rubber compounds for inks, paints, plastics, radiator hoses, fan belts, trim rubber, floor mats, etc. Because the principal use of carbon black is as a raw material in automotive parts, demand for carbon black is dependent on the automotive industry. Also, since carbon black is derived from petrochemical products, its price is susceptible to variations in the price of oil. According to the Business Intelligence Center report at Reed Business Information as of 12/31/04 the US national average for Carbon Black was $.45/lb The manufactured price of carbon black is directly related to the price of a barrel of oil. In our financial projections, the realizable price for carbon black produced was budgeted at U.S. $0.22 per pound. Based on inputs of 4.6 Million tires annually, each ARC Unit is designated to produce approximately 14 million pounds of carbon black per year.

The thermal conversion chemistry maintained within the manufacturing furnace of the ARC unit, is based upon existing manufacturing methods utilized by conventional carbon black manufacturers. This chemistry has been utilized for approximately 80 years in carbon black manufacturing facilities around the world. By controlling the time, temperature and turbulence within the furnace, commercial grades of carbon black can be produced.

Based upon the amount of oil generated by each PTE, management and their engineering consultants after examining conventional carbon black manufacturing methods and chemical reactions believe that the least amount of carbon black that could be generated is approximately 3 pounds. For the purpose of understanding this projection consider that each hour 1800 pounds of carbon black are generated utilizing the aforementioned carbon black manufacturing conditions maintained in the process furnace. To continue being conservative in this projection it has been determined that the total number of hours the ARC facility will operate in 1 year is equivalent to 325 days. Similar to other carbon black or thermal processing manufacturing facilities, the ARC facility will be operated 24 hours/day producing 14,040,000 of carbon black annually (1800x24x325=14,040,000).

Sale of Steam and/or Hot Water

Steam and/or hot water can be sold to industry or greenhouse operators at the avoided cost.

We have had discussions with hydroponics greenhouse operators pertaining to a co-location of a greenhouse immediately adjacent to the Alliance showcase installation. Hydroponics greenhouses require vast amounts of hot water which is generally generated from the consumption of natural gas or fuel oil that fuel boilers within the greenhouse complex.

An ARC installation has the ability to recover heat from both the rubber to oil conversion and the generation of electricity. Several of the turn-key electrical generation systems identified by us are equipped with standard heat recovery technology capable of producing steam and/or hot water. The heat recovery equipment can be utilized to produce steam and/or heat hot water or can also heat an oil product. Ultimately, the distance from the greenhouse operation determines whether one uses hot water, steam or oil. Hot oil can retain heat longer and can be sent a greater distance than steam or hot water. The steam and/or hot water or heated oil can be transferred in an insulated piped to the adjacent greenhouse operation and subsequently put through a heat exchanger to heat the hot water reservoir maintained at the hydroponics operation.

The sale of heat to the greenhouse operator at their avoided cost of production less an appropriate discount can provide an additional source of revenue, although we have not factored revenues from the sale of heat into the Financial Projections.

INTELLECTUAL PROPERTY

The necessary technology that is required for our operation is presently owned by Peter Vaisler. While employed by us, Mr. Vaisler will provide us with such technology at no cost to us until the end of his employment term. In the event Mr. Vaisler is no longer employed by us, the technology that he has provided to us may be used by us for a one time fee equal to the current replacement value of such technology determined by an engineer’s opinion acceptable to both parties. We may terminate Mr. Vaisler’s employment agreement for “cause.” Either party may terminate the employment agreement with thirty (30) days prior written notice to the other party.

As a result of discussions with patent attorneys, we believe that the rubber to oil system components may be patentably distinct. However, we have also advised to treat the main rubber to oil system components as a “black box” and to seek patent protection on both the feed side and exhaust side of the process furnace immediately prior to going from final fabrication design to actual equipment fabrication. As a result of secrecy agreements with our consulting engineers and the overall system engineering team, all intellectual property developed as a result of their efforts is our property. In any event, we should not to proceed with patent protection or not be able to obtain patent protection; it is highly unlikely that our business would be negatively impacted. The length of time it would take a competitor to replicate and integrate the various system components would be lengthy. Raising the capital required to develop a competitive system would also be a lengthy process. During that period, we would have already established ourselves in targeted markets.

We presently have no copyrights, patents or trademarks.

EMPLOYEES

As of April 7, 2006, we have no employees. Peter Vaisler will become our first full-time employee when we receive funding for our initial facility. We have no other firm commitments for employment. However, we expect to employ approximately 25 people on a full-time basis at our first installation and 6 employees to support corporate activities. We will employ additional people as we continue to implement our plan of operation.

Item 2.	Description of Property

At present, we do not own or lease any property. Our President, Mr. Vaisler uses various offices including his home office and the offices of legal counsel at no cost to us.

Item 3.	Legal Proceedings

The Company is not presently parties to any litigation, nor to the Company’s knowledge and belief is any litigation threatened or contemplated.

Item 4.	Submission of Matters to a Vote of Security Holders

On September 15, 2005 we held our annual meeting for the purposes of re-electing three (3) directors to serve until the next annual meeting or until their successors are duly elected and qualified; re-electing our present auditors, Webb & Company, P.A.; and, approving our going public process. Information regarding these matters may be found in our proxy statement filed with the SEC on August 22, 2006 pursuant to Section 14(a). All such matters were approved by the affirmative vote of all shareholders.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

No Public Market for Common Stock

There is presently no public market for our common stock. We are in the application process for trading of our common stock on the Over the Counter Bulletin Board. However, we can provide no assurance that our shares will be traded on the Bulletin Board or, if traded, that a public market will materialize.

Holders

As of April 7, 2006, there are approximately 125 holders of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

On January 14, 2005, we issued 300,000 shares of our restricted common stock to Mirador Consulting, Inc. for cash consideration of $.001 or $300.00 in the aggregate. The shares were issued pursuant to a Consulting Agreement between us and Mirador Consulting, Inc. under which Mirador Consulting, Inc. will (a) provide the Company with corporate consulting services on a best efforts basis in connection with corporate finance, corporate finance relations, introductions to other financial relations companies and other financial services; (b) contact the Company’s existing stockholders, responding in a professional manner to their questions and following up as appropriate; and (c) use its best efforts to introduce the Company to various securities dealers, investment advisors, analysts, funding sources and other members of the financial community with whom it has established relationships, and generally assist the Company in its efforts to enhance its visibility in the financial community.

In March 2005, we issued 63,000 shares of our restricted common stock to the following parties for cash consideration of $1.00 per share: Robert Shea - 10,000 shares; John Knecht - 25,000 shares; Brian Carr - 20,000 shares; Glen Coppleston - 8,000 shares. Messrs. Shea and Carr are our present shareholders; Mr. Knecht is the father-in-law of Mr. Vaisler, our officer and director; and Mr. Coppleston is a personal friend of Mr. Vaisler. The issuances were valued at $1.00 per share or $63,000 in the aggregate.

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

All of the above shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. The above listed parties were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the above listed parties had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

Stock Option Grants

As of December 31, 2005, we have not granted any stock options.

Item 6.	Management’s Discussion of Financial Condition and Results of Operations

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

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. The notes to our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Among the reasons cited in the notes as raising substantial doubt as to our ability to continue as a going concern are the following: we are a development stage company with no operations, a stockholders’ deficiency of $1,323,156 and cash used in operations from inception through December 31, 2005 of $1,258,985. As of December 31, 2005, we had a stockholders’ deficiency of $1,323,156 and a working capital deficiency of $ 428,671.

Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise additional capital and generate revenues. These conditions raise substantial doubt about our ability to continue as a going concern.

We will receive proceeds of $2,681,502 from the exercise of the 2,681,502 warrants which are exercisable at $1.00 per share. In addition, we will also receive also receive $1,250,000 from the exercise of the 200,000 Mirador warrants which are exercisable at the following prices: 100,000 at $5.00 per share and 100,000 at $7.50 per shares. Therefore, we will receive aggregate proceeds of $3,926,502 from the exercise of the outstanding warrants. Any proceeds from the exercise of the warrants will be allocated for general working capital.

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

Management and their consulting engineers believe that, the overall fabrication and installation timeframe is approximately 18 months from execution of contracts. As all the components utilized in our installation are currently in use in manufacturing operations in the United States and around the world, lead times for delivery and installation are generally short. Several components are stock items and available for almost immediate delivery. However, the engineering firm responsible for the overall project management of the first installation will monitor all fabricator/suppliers to ensure that the various components and required ancillary equipment and structures have been readied onsite for installation. Additionally, engineering verification will be required for all progress draws prior to our making payments to the various supplier/fabricators. As is customary with the supply of this type of equipment, established payment holdbacks upon completion of installation and start-up will be released only upon engineering verification of performance. Additionally, it may be necessary for selected fabricator/suppliers to provide delivery and performance bonds specific to their components.

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

Based upon discussions with state regulators, it is the Company’s belief that all communities in the United States and Canada are being encouraged by state, provincial and federal authorities to be more environmentally responsible. An example of amplified environmental concern occurring in 2004 was the State of Michigan’s position pertaining to the continued dumping of waste from out-of-state communities that included Toronto, Ontario, Canada. State regulations were implemented in an attempt to curtail the amount and sources of waste being disposed at Michigan dump sites. It is managements belief, that since the early 1990s the federal EPA has been concerned with the interstate transportation of waste. The federal position seems to be that communities that generate should be responsible for the ultimate disposition of the waste within their municipality. An attempt to limit interstate transportation of waste was contained in the Interstate Modal Transportation Act which was never approved as originally proposed.

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

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no operations, a stockholders’ deficiency of $1,323,156, a working capital deficiency of $428,671 and used cash in operations from inception of $1,258,985. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

Our audited balance sheet as of December 31, 2005 reflects assets of $25,714 consisting of cash of $18,736 and property and equipment of $6,978 and total liabilities of $447,407 consisting of accounts payable and accrued expenses of $39,363, an amount of $308,158 due to a related party, and a note payable of $99,886

Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, Our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 7.	Financial Statements and Supplementary Data

The financial statements of the Company, together with the report of auditors, are as follows:

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

2	BALANCE SHEET AS OF DECEMBER 31, 2005

3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 2005 AND 2004 AND FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO DECEMBER 31, 2005

4	STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO DECEMBER 31, 2005

5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO DECEMBER 31, 2005

6 – 11	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Alliance Recovery Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Alliance Recovery Corporation (a development stage company) as of December 31, 2005, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2005 and 2004 and for the period from November 6, 2001 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Alliance Recovery Corporation (a development stage company) as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from November 6, 2001 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company is in the development stage with no operations, a stockholders’ deficiency of $1,506,516, a working capital deficiency of $428,671 and used cash in operations from inception of $1,258,985. This raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, the Company restated its consolidated financial statements for the year ended December 31, 2004.

WEBB & COMPANY, P.A.

Boynton Beach, Florida March 26, 2006

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF DECEMBER 31, 2005

ASSETS

CURRENT ASSETS
Cash	$18,736

Property and Equipment, net	6,978

TOTAL ASSETS	$25,714

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$39,363
Due to related party	308,158
Notes payable, net of discount of $5,114	99,886

TOTAL CURRENT LIABILITIES	447,407

COMMITMENTS AND CONTINGENCIES	-

Common Stock Subject to Rescission Offer, $.01 par value,
1,986,646 shares issued and outstanding	1,084,823

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value, 100,000,000 shares authorized, 16,810,510 shares issued and outstanding	168,105
Additional paid in capital	377,414
Subscriptions receivable	(6,300)
Deferred stock compensation	(6,237)
Accumulated deficit during development stage	(2,039,498)
Total Stockholders’ Deficiency	(1,506,516)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$25,714

See accompanying notes to financial statements.

2

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		For The Period From November 6, 2001 (Inception) to December 31, 2005 (Restated)
	2005	2004
		(Restated)
OPERATING EXPENSES
Consulting fees	$75,271	$127,642	$526,868
Consulting fees - related party	250,000	250,000	1,020,833
Professional fees	71,735	55,728	241,443
General and administrative	147,285	55,885	249,168

TOTAL EXPENSES	544,291	489,255	2,038,312

Interest Expense	1,186	-	1,186

NET LOSS	$(545,477)	$(489,255)	$(2,039,498)

Net loss per share - basic and diluted	$(0.03)	(0.03)	$(0.12)

Weighted average number of shares outstanding during the period - basic and diluted	16,817,798	16,505,031	16,423,406

See accompanying notes to financial statements.

3

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION)

TO DECEMBER 31, 2005

Common Stock		Additional Paid-In	Subscription	Deferred Stock	Accumulated Deficit During Development
Shares	Amount	Capital	Receivable	Compensation	Stage	Total

8,410,000	$84,100	$-	$-	$-	$-	$84,100

7,687,800	76,878	28,186	(105,064)	-	-	-

-	-	-	-	-	(104,933)	(104,933)

16,097,800	160,978	28,186	(105,064)	-	(104,933)	(20,833)

112,710	1,127	55,228	-	(27,083)	-	29,272

100,000	1,000	49,000	-	(16,667)	-	33,333

-	-	-	56,290	-	-	56,290

-	-	-	-	-	(482,211)	(482,211)

16,310,510	163,105	132,414	(48,774)	(43,750)	(587,144)	(384,149)

-	-	-	-	43,750	-	43,750

-	-	-	-	-	(417,622)	(417,622)

16,310,510	163,105	132,414	(48,774)	-	(1,004,766)	(758,021)

200,000	2,000	98,000	-	(4,158)	-	95,842

-	-	-	-	-	-	-

-	-	-	-	-	(489,255)	(489,255)

16,510,510	165,105	230,414	(48,774)	(4,158)	(1,494,021)	(1,151,434)

300,000	3,000	147,000	(300)	(149,700)	-	-

-	-	-	-	147,621	-	147,621

-	-	-	42,774	-	-	42,774

-	-	-	-	-	(545,477)	(545,477)

16,810,510	$168,105	$377,414	$(6,300)	$(6,237)	$(2,039,498)	$(1,506,516)

See accompanying notes to financial statements.

4

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2005	For The Year Ended December 31,2004 (Restated)	For The Period From
			November 6, 2001 (Inception) To December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(545,477)	$(489,255)	$(2,039,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	147,621	95,842	433,918
Depreciation expense	2,233	1,955	4,188
Amortization	1,186	-	1,186
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(3,308)	42,126	341,221
Net Cash Used In Operating Activities	(397,745)	(349,332)	(1,258,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(11,166)	(11,166)
Net Cash Used In Investing Activities	-	(11,166)	(11,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	105,000	-	105,000
Proceeds from issuance of common stock subject to rescission	186,686	145,624	1,084,823
Proceeds from issuance of common stock	42,774	104,158	99,064
Net Cash Provided By Financing Activities	334,460	249,782	1,288,887

NET INCREASE (DECREASE) IN CASH	(63,285)	(110,716)	18,736

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,021	192,737	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,736	$82,021	$18,736

Supplemental disclosure of non cash investing & financing activities:
Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

5

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 and 2004

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)	Organization

Alliance Recovery Corporation (a development stage company) (the “Company”) was incorporated under the laws of the State of Delaware on November 6, 2001. The Company is developing resource recovery technologies and strategies to convert industrial and other waste materials into fuel oil, gases and other valuable commodities.

Activities during the development stage include developing the business plan and raising capital.

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

(C)	Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2005, the Company did not have any balances that exceeded FDIC insurance limits.

(D)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

(E)	Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2005 and 2004, the Company has a net operating loss carryforward of approximately $2,039,000 and $1,494,000 respectively, available to offset future taxable income through 2025. The valuation allowance at December 31, 2005 and 2004 was $643,429 and $507,967, respectively. The net change in the valuation allowance for the year ended December 31, 2005 was an increase of $185,462.

(F)	Stock-Based Compensation

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

(G)	Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2005 and 2004,2,881,502 and 2,876,502; respectively of common share equivalents were anti-dilutive and notused in the calculation of diluted net loss per share.

(H)	Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I)	Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

(J)	Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”“ SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

NOTE 2	RESTATEMENT OF 2004

The financial statements for the year ended December 31, 2004 have been restated due to the Company discovering that the authorized capitalization was not sufficient to permit the Company issue common stock sold to investors during the private placement prior to July, 2004. Between April 2002 and July, 2004 the Company issued an aggregate of 1,803,646 shares of common stock. The following adjustments and reclassifications have been made to the December 31, 2004 financial statements are detailed as follows:

a. Common stock – has been restated to reduce the number of shares issued by (1,803,646).

b. APIC has been restated by $(898,137).

c. The shares issued during April 2002 through July, 2004 have been classified outside of equity in the balance sheet and classified as common stock subject to rescission.

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 were as follows:

Computer	$11,166
Less accumulated depreciation	(4,188)

$6,978

During the years ended December 31, 2005 and 2004 and for the period from November 6, 2001 to December 31, 2004, the Company recorded depreciation expense of $2,233, $1,995 and $4,188, respectively.

NOTE 4	NOTES PAYABLE

Note Amount	$105,000
Discount	(5,114)

Balance	$99,886

Between October and December 2005 three investors loaned the Company a total of $105,000. The notes are unsecured, due one year from the date of issuance and are non interest bearing for the first nine months, then accrued interest at a rate of 6% per annum for the remaining three months.

The Company imputed interest on the non interest bearing portion of the notes at a rate of 6% per annum. At December 31, 2005 the Company recorded a discount on the notes of $6,300and amortized $1,186 of the discount as interest expense.

NOTE 5	EQUITY SUBJECT TO RESCISSION

Common stock sold prior to July, 2005 pursuant to the Company’s private placement offer may be in violation of the requirements of the Securities Act of 1933. In October 2005, the Company became aware that the private placement offers made prior to July 1, 2005 may have violated federal securities laws based on the inadequacy of the Company’s disclosures made in its offering documents for the units concerning the lack of unauthorized shares. Based on potential violations that may have occurred under the Securities Act of 1933, the Company made a rescission offer to investors who acquired the Company’s common stock prior to July 1, 2005. As such, the proceeds of $1084,823 from the issuance of 1,986,646 shares of common stock through July 1, 2005 have been classified outside of equity in the balance sheet and classified as common stock subject to rescission.

During 2002, the Company received cash and subscriptions receivable of $148,000 for 296,000 units consisting of one share of common stock and one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of December 31, 2005.

During 2003, the Company received cash and a subscription receivable of $661,323 for 1,322,646 units consisting of one share of common stock with one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of December 31, 2005.

During the year ended December 31, 2004, the Company received cash of $92,500 for 185,000 units consisting of one share of common stock with one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 per share ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of December 31, 2005.

In 2005, the Company sold a total of 183,000 shares of common stock to nine individuals for cash of $183,000 ($1.00 per share). Such amounts have been recorded as equity subject to rescission as of December 31, 2005.

NOTE 6	STOCKHOLDERS’ EQUITY

(A)	Common Stock Issued to Founders

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

By the year ended December 31, 2005 the Company collected $42,774 of subscription receivables.

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

During January 2004, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive: 200,000 shares of common stock warrants to purchase 100,000 shares of common stock at an exercise price of $5.00 for a period of three years, and an option to purchase 100,000 shares of common stock at an exercise price of $7.50 for a period of three years. The common stock has a fair value of $100,000 based on recent cash offerings and will be amortized over the life of the agreement ($0.50 per share). For the years ended December 31, 2005 and 2004, the Company has recognized consulting expense of $4,158 and $95,842, respectively under the agreement.

In January 2005, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of $2,000 per month. In addition the Company sold the consultant 300,000 shares of common stock for cash proceeds of $300 and recorded the fair value of the common stock of $149,700. The fair value of the common stock will be recognized over the term of the agreement. For the year ended December 31, 2005 the Company has recognized consulting expense of $143,463 under the agreement.

In December 2005 the Company issued 5,000 shares of common stock with a fair market value of $2,500 for services.

(D)	Common Stock Warrants

The Company issued 382,573 warrants during 2004, at an exercise price of $1.00 per share to a consultant for services. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 0%, risk-free interest rate of 3.5%, and expected warrant life of one year. The value was immaterial and therefore no expense was included in general and administrative expense at the grant date.

In connection with the issuance of common stock units for cash and services, the Company has an aggregate of 2,881,502 and 2,876,502 warrants outstanding at December 31, 2005 and 2004, respectively. The Company has reserved 2,881,502 shares of common stock for the future exercise of the warrants at December 31, 2005.

(E)	Amendment to Articles of Incorporation

During 2004, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 100,000,000 common shares at a par value of $0.01 per share.

NOTE 7	RELATED PARTY TRANSACTIONS

See Note 6.

NOTE 8	COMMITMENTS AND CONTINGENCIES

(A)	Consulting Agreements

During December 2001, the Company entered into an agreement with a consultant to serve as its interim President for a term of up to five years. The agreement called for annual compensation of $250,000. The agreement expires the earlier of December 2006 or on the effectiveness of an SB-2 Registration Statement (See Note 10). The Company has accrued $303,354 under the agreement to the consultant at December 31, 2005. For the Period November 6, 2001(Inception) to December 31, 2005 the Company recorded $1,020,833 of expenses associated with this agreement.

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

In January 2005, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of $2,000 per month. In addition the Company sold the consultant 300,000 shares of common stock for cash proceeds of $300 and recorded the fair value of the common stock of $149,700. The fair value of the common stock will be recognized over the term of the agreement. For the year ended December 31, 2005, the Company has recognized consulting expense of $143,463 under the agreement.

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

During 2004, the Company entered into an employment agreement with a consultant to assume the position of Chief Executive Officer and President for a term of five years at an annual minimum salary of $250,000 with additional bonuses and fringe benefits. The agreement is to become effective upon the approval by the Securities and Exchange Commission on the SB-2 Registration Statement (See Note 8(A) and 10).

(D)	Rescission Offer

Common stock sold prior to July, 2005 pursuant to the Company’s private placement offer may be in violation of the requirements of the Securities Act of 1933. In October 2005, the Company became aware that the private placement offers made prior to July 1, 2005 may have violated federal and state securities laws based on the inadequacy of the Company’s disclosures made in its offering documents for the units concerning the lack of unauthorized shares. Under state securities laws the investor can sue us to recover the consideration paid for the security together with interest at the legal rate, less the amount of any income received from the security, or for damages if he or she no longer owns the security or if the consideration given for the security is not capable of being returned. Damages generally are equal to the difference between the purchase price plus interest at the legal rate and the value of the security at the time it was disposed of by the investor plus the amount of any income, if any, received from the security by the investor. Generally, certain state securities laws provide that no suit can be maintained by an investor to enforce any liability created under certain state securities statues if the seller makes a written offer to refund the consideration paid together with interest at the legal rate less the amount of any income, if any, received on the security or to pay damages and the investor refuses or fails to accept the offer within a specified period of time, generally not exceeding 30 days from the date the offer is received. In addition, the various states in which the purchasers reside could bring administrative actions against as a result of the rescission offer. The remedies vary from state to state but could include enjoining us from further violations of the subject state law, imposing civil penalties, seeking administrative assessments and costs for the investigations or bringing suit for damages on behalf of the purchaser.

There is considerable legal uncertainty under both federal securities and related laws concerning the efficacy of rescission offers and general waivers with respect to barring claims that would be based on the failure to disclose information described above in a private placement. The SEC takes the position that acceptance or rejection of an offer of rescission may not bar stockholders from asserting claims for alleged violations of federal securities laws. Further, under California’s Blue Sky law, which would apply to stockholders resident in that state, a claim or action based on fraud may not be waived or prohibited pursuant to a rescission offer. As a result, the rescission offer may not terminate any or all potential liability that we may have in connection with that private placement. In addition, there can be no assurance that we will be able to enforce the waiver we received in connection with the rescission offer to bar any claims based on allegations of fraud or other federal or state law violations that the rescission offerees may have, until the applicable statutes of limitations have run.

Based on potential violations that may have occurred under the Securities Act of 1933, the Company made a rescission offer to investors who acquired the Company’s common stock prior to July 1, 2005. As such, the proceeds of $1,084,823 from the issuance of 1,986,646 shares of common stock through July 1, 2005 have been classified outside of equity in the balance sheet and classified as common stock subject to rescission.

NOTE 9	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a stockholders’ deficiency of $1,506,516, a working capital deficiency of $428,671 and used cash in operations from inception of $1,258,985. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 10	SUBSEQUENT EVENTS

In February, 2006 a director of the Company loaned the Company $100,000 The loan is interest free for the first nine months and six percent interest for the last three months. The loan is unsecured and due March 8, 2007.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

Item 8B.	Other Information

Rescission Offer

Background

In November 2005, we concluded a rescission offer to certain purchasers of our securities. Between April 1, 2002 and July 1, 2005, we conducted several private offerings of our securities. Between April 2002 and June 2004, we conducted a private offering of units consisting of one share of common stock and warrants to purchase common stock at a price per unit of $0.50 (the "Initial Offering"). Pursuant to the Initial Offering, we issued an aggregate of 1,803,646 shares of our common stock and warrants to purchase an aggregate of 1,803,646 common shares. We raised a total of $901,823 in the Initial Offering. Between March 2005 and July 1, 2005, we conducted a private offering of shares of our common stock at a price per share of $1.00 (the "Second Offering"). Pursuant to the Second Offering, we issued an aggregate of 183,000 shares of our restricted common stock. We raised a total of $183,000 in the Second Offering.

Upon the completion of the Initial Offering, we discovered that our authorized capitalization was not sufficient to permit us to issue the common share component of the units to the investors. We amended our Certificate of Incorporation on July 1, 2004 to increase our authorized shares of common stock to 100,000,000 common shares, which enabled us to undertake the Initial Offering with sufficient authorized capitalization.

However, both the Initial Offering and Second Offering violated federal securities laws based on the inadequacy of our disclosures made in our offering documents concerning the lack of authorized common stock.

Based on potential violations that may have occurred under U.S. securities laws, we determined to make a rescission offer both to investors who acquired our units pursuant the Initial Offering as well as to investors in our Second Offering, since they were not informed of the rescission offer. The rescission offer was conducted privately in October 2005 and November 2005.

If all eligible investors had elected to accept the rescission offer, we would have been required to refund investments totaling $1,084,823, plus interest on those funds from the date of investment through the date of the acceptance of the rescission offer at 6% per annum. None of the investors accepted the rescission offer which expired on December 8, 2005.

Potential Liabilities

Our failure to disclose the lack of sufficient authorized capital and the rescission offer made to the earlier investors in our private placement to the later investors created certain liabilities for us under federal securities and related laws. Generally, under state securities laws the investor can sue us to recover the consideration paid for the security together with interest at the legal rate, less the amount of any income received from the security, or for damages if he or she no longer owns the security or if the consideration given for the security is not capable of being returned. Damages generally are equal to the difference between the purchase price plus interest at the legal rate and the value of the security at the time it was disposed of by the investor plus the amount of any income, if any, received from the security by the investor. Generally, certain state securities laws provide that no suit can be maintained by an investor to enforce any liability created under certain state securities statues if the seller makes a written offer to refund the consideration paid together with interest at the legal rate less the amount of any income, if any, received on the security or to pay damages and the investor refuses or fails to accept the offer within a specified period of time, generally not exceeding 30 days from the date the offer is received.

We believe that by making the rescission offer, the likelihood of potential contingent liability of our company for a violation of federal securities or related laws to our stockholders who did not accept the rescission offer may be substantially reduced, but not necessarily terminated. However, as a result of the possible failure to comply with the disclosure obligations described above, our liability to our stockholders who fail to accept the rescission offer, or who make no election as to the rescission offer, may continue for a period of time until the applicable statutes of limitations have run. The applicable statutes of limitations vary from state to state and under federal law, the longest of which would be for up to three years from the occurrence of the violation. Additionally, any existing rights for rescission or damages under applicable securities or related laws of any of our stockholders may survive and not be barred by our making the rescission.

In addition, the various states in which the purchasers reside could bring administrative actions against as a result of the rescission offer. The remedies vary from state to state but could include enjoining us from further violations of the subject state law, imposing civil penalties, seeking administrative assessments and costs for the investigations or bringing suit for damages on behalf of the purchaser.

There is considerable legal uncertainty under both federal securities and related laws concerning the efficacy of rescission offers and general waivers with respect to barring claims that would be based on the failure to disclose information described above in a private placement. The SEC takes the position that acceptance or rejection of an offer of rescission may not bar stockholders from asserting claims for alleged violations of federal securities laws. Further, under California’s Blue Sky law, which would apply to stockholders resident in that state, a claim or action based on fraud may not be waived or prohibited pursuant to a rescission offer. As a result, the rescission offer may not terminate any or all potential liability that we may have in connection with that private placement. In addition, there can be no assurance that we will be able to enforce the waiver we received in connection with the rescission offer to bar any claims based on allegations of fraud or other federal or state law violations that the rescission offerees may have, until the applicable statutes of limitations have run.

We are also subject to compliance with the General Corporation Law of Delaware, the state of our incorporation, with respect to the rescission offer. While the General Corporation Law of Delaware does not address the issue of rescissions in relation to capital impairment matters, we do not believe that any payments made in relation to the rescission offer will represent proscribed transactions based on any of the statutory references relevant to capital impairment. There is nothing in the related laws and interpretation of the Delaware General Corporation Law which would classify a rescission offer as a stock redemption given that we did not seek to repurchase or redeem the shares, but rather afforded investors a right to treat their prior purchase as a nullity. Our financial statements reflect that we have the amounts attributable to the private placement have been segregated on our balance sheet from our capital. Consequently, any payments resulting from the rescission offer are not derived from the capital segment of our financial statements and should not be deemed impairment of capital. In effect, any payments would be in the nature of settlements of obligations rather than redemption or similar retirements of capital.

PART III

Item 9.	Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are:

Name	Age	Position/Date

Peter Vaisler	55	Director, President, Chief Executive Officer; as of November 2001 Principal Financial Officer, Principal Accounting Officer; as of February 2005

David Williams	64	Director; as of January 2004

Walter Martin	64	Director; as of January 2004

PETER VAISLER has been the President, CEO and Director of Alliance Recovery Corporation since inception November 2001. On February 11, 2005, he became our principal financial officer and principal accounting officer. Since 1995, Mr. Vaisler and a team of third party engineers and scientists have been working to develop the ARC Unit by integrating existing manufacturing and energy components into a single process system to thermally reduce waste rubber to a fuel oil for use as a feedstock to generate electricity. Using knowledge gleaned from research and development projects by several U.S. and international groups, Mr. Vaisler and his team applied existing chemical manufacturing processes to thermally reduce rubber to fuel oil for energy production. A by-product of the ARC thermal reduction of rubber to fuel oil is a commercial grade of carbon black. Mr. Vaisler and his team also developed and implemented strategies related to site selection, regulatory affairs, permitting and communications with a view to refining the business concept to the point that installation of the ARC Unit could be accomplished in various U.S. jurisdictions. Mr. Vaisler managed the engineering team and coordinated design and fabrication activities addressing technical refinements to the integration of “off-the-shelf” system components that will be purchased by Alliance for the first installation.

From 1979 to 1985, Mr. Vaisler was a senior executive for Topaz Foods Limited based in St. Thomas, Ontario, Canada. He was responsible for project management with a Canadian food manufacturer coordinating the design, installation, and start-up of a new manufacturing process, including conveyance and packaging machinery innovations. As a Project Manager, Mr. Vaisler coordinated the activities of European based engineers & fabricators, and North American contractors in connection with the use of fractional evaporators for manufacture of fruit and berry concentrates.

From 1986 to 1989, Mr. Vaisler worked for Corporate Planning Consultants based in London, Ontario, Canada. He assisted in technology based industries and health care institutions with the commercialization of technological innovations. As part of his responsibilities, Mr. Vaisler initiated technical and business activities pertaining to biomedical waste disposal utilizing “state-of-the-art” incinerators. His interest in the thermal reduction of rubber waste to fuel oil commenced during this period in his career.

In November 1989, Mr. Vaisler joined Conjoint Export Services. As Director of International Trade Development for a Canadian and U.S. initiative, he provided export market management services to primarily technology based manufacturers seeking both export and import market growth. Mr. Vaisler commenced his activities pertaining to the development of the ARC Unit in 1994. Mr. Vaisler obtained a Bachelor of Arts degree from the University of Western Ontario in 1974.

DAVID WILLIAMS has been our director since 2004. He has business experience in the area of Investment Management. Mr. Williams graduated from Bishops University in Quebec, Canada in 1963 with a Bachelor of Business Administration, gaining his Masters in Business Administration from Queens’ University in Kingston, Ontario in 1964 and later was a recipient of a Doctor of Civil Laws from Bishops in 1996.

David Williams has been involved in the investment management business for over 30 years with experience in corporate finance. David began his career in the investment business as a bond and money market trader. From 1966, he acted as an investment analyst and portfolio manager with Hodgson, Roberton, Laing and Company, one of Canada’s oldest investment counseling firms. Mr. Williams’ responsibilities included; equity and fixed income analysis and management of personal investment portfolios. In 1966 David joined, and later became a senior partner of, Beutel Goodman and Company, a value management company dealing in equity and fixed income assets, with $30 million under management. Mr. Williams, along with several partners, successfully built the company to the point where it had $11.6 billion under management in 1993. David’s responsibilities over the years have included managing substantial institutional portfolios as well as extensive marketing and client liaison work with many of the firms’ most important clients demonstrating a large capacity for managing large portfolios. He ceased working for Beutel, Goodman and Company in December 1993. He has been managing Roxborough Holdings Limited since February 1994.

Mr. Williams currently includes charitable and special interests programs in his daily activities while remaining on the Board of Directors of such companies as: Bennett Environmental Inc. (TSX listed) ) which specializes in thermal treatment of contaminated soil; MetroOne Telecommunications Inc. (NASDAQ listed) which provides major telephone companies with enhanced directory services; and ReFocus Group Inc. (OTC BB listed) which is a medical treatment device company specializing in vision disorders.

Mr. Williams’ past directorships include: Drug Royalty Corporation Inc. which specializes in medical devices and pharmaceutical products; Equisure Financial Inc., a company involved in general and life insurance as well as financial planning; and Duff & Phelps LLC, a NASDAQ listed company with interest in middle market mergers and acquisitions.

Mr. Williams currently continues to manage Roxborough Holdings Ltd., a family owned private equity holding company which is an equity investor in a variety of private and public companies.

WALTER MARTIN has been our director since 2004. Walter Martin brings more than two decades of corporate finance experience to the Company. Mr. Martin began his career with Versatile Investments before moving to Brightside Financial Corporation. In 1983 as one of three founders of Brightside Financial Mr. Martin helped built the Company to hold over 160 sales advisors administering over $1 Billion when it was sold to Assante Corporation. Mr. Martin continued to work for Assante Corporation after its buyout by Brightside until its full integration. From 1996 to the present, Mr. Martin has worked for Assante Corp., a financial planning firm based in Canada. He was a Vice President from 1996-2002, and a consultant from 2002 to the present. Mr. Martin currently sits as a member on the board of three companies in the software and mutual fund industries, as well as a charitable company serving refugees.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, no reports required to be filed were timely filed in fiscal year ended December 31, 2005.

Code Of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Principal Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 10.	Executive Compensation

The following summary compensation table sets forth all compensation paid by us during the fiscal years ended December 31, 2005, 2004 and 2003 in all capacities for the accounts of the Chief Executive Officer (CEO) and Principal Financial Officer (PFO).

Summary Compensation Table

Annual Compensation
Name/Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Option Stocks/Payouts Awarded
Peter Vaisler Director, CEO	2005	$250,000 *	0	0	0
	2004	$250,000 *	0	0	0
	2003	$250,000 *	0	0	0

* Represents non-salary compensation pursuant to Mr. Vaisler’s consulting agreement with us.

We have not awarded any Long-Term Compensation.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Consulting Agreement

We have a consulting agreement, as amended, with Peter Vaisler, who is also our President and Chief Executive Officer. The consulting agreement, as amended, calls for Mr. Vaisler to provide technology that he has developed for us, along with the use of his know-how and industry contacts to facilitate the realization of our business objectives. Mr. Vaisler will be paid $250,000 annually for his consulting services. The consulting agreement, as amended, commenced on December 1, 2001 and will expire upon the earlier of December 1, 2006, or the date on which we raise all, or substantially all, of the project financing pertaining to the construction of our first facility. At such time, the Employment Agreement, as set forth below, will commence.

Employment Agreement

We have a five-year employment agreement with Mr. Vaisler to act as our President and Chief Executive Officer on a full-time basis. The agreement was originally to commence on the date on which our SB-2 Registration Statement was declared effective by the SEC. However, the Employment Agreement was amended to commence upon on the date on which we raise all, or substantially all, of the project financing pertaining to the construction of our first facility. The Employment Agreement will expire five years from such date. The annual base salary is $250,000 with additional cash compensation as defined in the agreement. He also receives an automobile allowance, and we shall use our best efforts to maintain Director’s and Officer’s liability insurance. We will also provide contributions to any self-directed employee benefit plan. While employed by us, Mr. Vaisler will provide us with certain technology at no cost to us until the end of the employment term. In the event Mr. Vaisler is no longer employed by us, the technology that he has provided to us may be used by us for a one time fee equal to the current replacement value of such technology determined by an engineer’s opinion acceptable to both parties. We may terminate Mr. Vaisler’s employment agreement for “cause.” Either party may terminate the employment agreement with thirty (30) days prior written notice to the other party.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of shares of our common stock owned as of April 7, 2006 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Peter Vaisler (2) 1133 St. Anthony Road London, Ontario, Canada N6H 2P9	7,750,000	41.24%

Common Stock	David Williams (3) 45 St. Claire Avenue West, Suite 1202 Toronto, ON M4V 1K9	2,712,080	14.43%

Common Stock	Walter Martin 20 Sandpiper Ct., Elmira, ON N3B 3C5	240,000	1.28%

Common Stock	Suzy Jafine (In Trust) (4) 80 West Dr. Brampton, ON L6T 3T6	1,450,000	7.72%

Common Stock	Saul Brothers Partnership (5) 2802 Sundown Ln., No. 210 Boulder, CO 80303	1,450,000	7.72%

Common Stock	Duffy Herman & Tricia Morris 1001 Kupulau Drive Khei, HI 96753	1,450,000	7.72%

Officers and Directors As a Group (3 persons)		10,702,080	56.94%

(1)	Based on 18,795,156 common shares issued and outstanding.

(2)	Mr. Vaisler owns his shares through Emerald City Corporation, S.A., a corporation domiciled in Costa Rica.

(3)	Mr. Williams owns his shares through Roxborough Holdings Limited, a corporation domiciled in Ontario, Canada.

(3)	None of the shareholders listed above has any rights to options, warrants, rights, conversion privileges or any other similar obligations.

(4)	The shares held by Suzy Jafine are not in a voting trust.

(5)	Saul Brothers Partnership is beneficially owned equally by Ron Saul, Richard Saul, Lawrence Saul and David Saul.

Item 12.	Certain Relationships and Related Transactions

We have a consulting agreement with Mr. Vaisler. The Consulting Agreement, as amended, calls for Mr. Vaisler to provide technology that he has developed for us, along with the use of his know-how and industry contacts to facilitate the realization of our business objectives. The Consulting Agreement, as amended, commenced on December 1, 2001 and will expire upon the earlier of December 1, 2006, or the date on which we raise all, or substantially all, of the project financing pertaining to the construction of our first facility. At such time, the Employment Agreement, as set forth below, will commence.

We have a five-year employment agreement with Peter Vaisler, our CEO and President, to act as our President and Chief Executive Officer on a full-time basis. The Employment Agreement was initially to commence on the date on which our SB-2 Registration Statement was declared effective by the SEC. However, the Employment Agreement was amended to commence upon on the date on which we raise all, or substantially all, of the project financing pertaining to the construction of our first facility. The Employment Agreement will expire five years from such date. While employed by us, Mr. Vaisler will provide us with certain technology at no cost to us until the end of the employment term. In the event Mr. Vaisler is no longer employed by us, the technology that he has provided to us may be used by us for a one time fee equal to the current replacement value of such technology determined by an engineer’s opinion acceptable to both parties. We may terminate Mr. Vaisler’s employment agreement for “cause.” Either party may terminate the employment agreement with thirty (30) days prior written notice to the other party.

Upon effectiveness of the employment agreement with our Chief Executive Officer and President, the Company will be entitled to use certain technology and know-how that is owned by our Chief Executive Officer and President royalty free until the end of the employment agreement. Upon termination of the employment agreement with the Chief Executive Officer and President, the Company has the right to license the technology for a one time fee. The license fee will be negotiated by the Company and the Chief Executive Officer and will equal the replacement value of such technology and will be determined with reference to the engineer’s opinion dated March 6, 2002.

In February, 2006 Walter Martin, one of our directors, loaned the Company $100,000. The loan is interest free for the first nine months and six percent interest for the last three months. The loan is unsecured and due March 8, 2007.

PART IV

Item 13.	Exhibits List and Reports on Form 8-K

(a)	Reports on Form 8-K and Form 8K-A

(b)	Exhibits

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on December 27, 2004 (File No. 333-121659)	3.1	Certificate of Incorporation

	3.2	Certificate of Amendment to Certificate of Incorporation

Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on December 27, 2004 (File No. 333-121659)	3.3	By-Laws

Incorporated by reference to Exhibit 10.1 to Form SB-2 filed on December 27, 2004 (File No. 333-121659)	10.1	Employment Agreement with Peter Vaisler

Incorporated by reference to Exhibit 10.2 to Form SB-2 filed on December 27, 2004 (File No. 333-121659)	10.2	Consulting Agreement with Peter Vaisler

Incorporated by reference to Exhibit 10.3 to Form SB-2 filed on December 27, 2004 (File No. 333-121659)	10.3	2004 Consulting Agreement with Mirador Consulting, Inc.

Incorporated by reference to Exhibit 10.3 to Amendment No. 3 to Form SB-2 filed on April 21, 2005 (File No. 333-121659)	10.4	2005 Consulting Agreement with Mirador Consulting, Inc.

	10.5	Amendment to Employment Agreement with Peter Vaisler

	10.6	Amendment to Consulting Agreement with Peter Vaisler

	14	Code of Ethics

Incorporated by reference to form DEF 14A filed on August 22, 2006 (File No. 333-121659)	22.1	Schedule 14A Information Statement Regarding Matters Submitted to Vote of Security Holders at Annual Meeting

	31.1	Certification of Peter Vaisler pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Peter Vaisler pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.	Principal Accountant Fees and Services

Audit Fees

For the Company’s fiscal years ended December 31, 2005 and December 31, 2004, the Company was billed approximately $9,233 and $5,262 respectively for professional services rendered for the audit and review of its financial statements.

Tax Fees

For the Company’s fiscal years ended December 31, 2004 and December 31, 2005, the Company incurred no expenses for preparation of its corporate income tax returns.

All Other Fees

The Company incurred fees related to other services rendered by its principal accountant for the fiscal years ended December 31, 2005 and 2004 of $8,831 and $0 respectively. These fees were primarily for review of the Company’s pending SB-2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ALLIANCE RECOVERY CORPORATION

By:	/s/ Peter Vaisler
PETER VAISLER
Chief Executive Officer Principal Financial Officer, Principal Accounting Officer

Dated:	April 11, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Peter Vaisler Peter Vaisler	Chief Executive Officer Principal Financial Officer, Principal Accounting Officer, and Director	April 11, 2006

Name	Title	Date
/s/ Walter Martin Walter Martin	Director	April 11, 2006

Name	Title	Date
/s/ David Williams David Williams	Director	April 11, 2006