Form 10QSB
period 2006-03-31
ALLIANCE RECOVERY CORP
filed 2006-05-15
CIK 1305055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File No. 000-50868

______________

ALLIANCE RECOVERY CORPORATION

(Exact name of small business issuer as specified in its charter)

______________

Delaware	30-0077338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#390-1285 N. Telegraph Road Monroe, Michigan	48162-3368
(Address of principal executive offices)	(Zip Code)

(519) 671-0417
(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2006: 18,797,156 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

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

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	BALANCE SHEET AS OF MARCH 31, 2006 (UNAUDITED)

PAGE	2	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGES	3 - 4	STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGE	5	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGES	6 – 15	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF MARCH 31, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$36,945
Total Current Assets	36,945

Property and Equipment, net	6,420

TOTAL ASSETS	$43,365

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$55,953
Due to related party	308,159
Notes payable, net of discount of $3,561	101,439
Notes payable - related party, net of discount of $5,621	94,379

TOTAL CURRENT LIABILITIES	559,930

COMMITMENTS AND CONTINGENCIES	-

Common Stock Subject to Rescission Offer, $.01 par value,
1,986,646 shares issued and outstanding	1,084,823

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value, 100,000,000 shares authorized, 16,810,510 shares issued and outstanding	168,105
Additional paid in capital	377,414
Subscriptions receivable	(6,300)
Accumulated deficit during development stage	(2,140,607)
Total Stockholders’ Deficiency	(1,601,388)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$43,365

See accompanying notes to financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months March 31,		For The Period From November 6, 2001 (Inception) to March 31, 2006 (Restated)
	2006	2005 (Restated)
OPERATING EXPENSES
Consulting fees	$-	$35,348	$526,868
Consulting fees - related party	62,500	62,500	1,083,333
Professional fees	14,542	32,463	255,985
General and administrative	22,136	9,630	271,304
Total Operating Expenses	99,178	139,941	2,137,490

OTHER EXPENSE
Interest expense	(1,931)	-	(3,117)
Total Other Expense	(1,931)	-	(3,117)

NET LOSS	$(101,109)	$(139,941)	$(2,140,607)

Net loss per share - basic and diluted	$(0.01)	(0.01)	$(0.13)

Weighted average number of shares outstanding during the period - basic and diluted	16,819,510	16,456,510	16,479,126

See accompanying notes to financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO MARCH 31, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In	Subscription	Deferred Stock	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Common stock issued to founders for services ($0.01 per share)	8,410,000	$84,100	$-	$-	$-	$-	$84,100

Common stock issued for cash ($0.0137 per share)	7,687,800	76,878	28,186	(105,064)	-	-	-

Net loss for the period from November 6, 2001 (inception) to December 31, 2001	-	-	-	-	-	(104,933)	(104,933)

Balance, December 31, 2001 (Restated)	16,097,800	160,978	28,186	(105,064)	-	(104,933)	(20,833)

Common stock with warrants issued for services ($0.50 per share)	112,710	1,127	55,228	-	(27,083)	-	29,272

Common stock issued for services ($0.50 per share)	100,000	1,000	49,000	-	(16,667)	-	33,333

Collection of subscriptions receivable	-	-	-	56,290	-	-	56,290

Net loss, 2002	-	-	-	-	-	(482,211)	(482,211)

Balance, December 31, 2002 (Restated)	16,310,510	163,105	132,414	(48,774)	(43,750)	(587,144)	(384,149)

Amortization of deferred compensation	-	-	-	-	43,750	-	43,750

Net loss, 2003	-	-	-	-	-	(417,622)	(417,622)

Balance, December 31, 2003 (Restated)	16,310,510	163,105	132,414	(48,774)	-	(1,004,766)	(758,021)

Common stock with options issued for services ($0.50 per share)	200,000	2,000	98,000	-	(4,158)	-	95,842

Issuance of warrants for services	-	-	-	-	-	-	-

Net loss, 2004	-	-	-	-	-	(489,255)	(489,255)

Balance, December 31, 2004 (Restated)	16,510,510	165,105	230,414	(48,774)	(4,158)	(1,494,021)	(1,151,434)

See accompanying notes to financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO MARCH 31, 2006

(UNAUDITED)

Common stock with options issued for services ($0.50 per share)	300,000	3,000	147,000	(300)	(149,700)	-	-

Amortization of deferred compensation	-	-	-	-	147,621	-	147,621

Collection of subscription receivable	-	-	-	42,774	-	-	42,774

Net loss, 2005	-	-	-	-	-	(545,477)	(545,477)

Balance, December 31, 2005	16,810,510	$168,105	$377,414	$(6,300)	$(6,237)	$(2,039,498)	(1,506,516)

Amortization of deferred compensation	-	-	-	-	6,237	-	6,237

Net Loss, quarter ended March 31, 2006	-	-	-	-	-	(101,109)	(101,109)

BALANCE, MARCH 31, 2006	16,810,510	$168,105	$377,414	$(6,300)	$-	$(2,140,607)	$(1,601,388)

See accompanying notes to financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended March 31, 2006	For The Three Months Ended March 31, 2005 (Restated)	For The Period From November 6, 2001 (Inception) to March 31, 2006 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(101,109)	$(139,941)	$(2,140,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	6,237	35,346	440,155
Depreciation expense	558	558	4,746
Amortization	1,932	-	3,118
Changes in operating assets and liabilities:
Due to related party	-	-	308,159
Accounts payable and accrued expenses	10,591	(14,727)	43,653
Net Cash Used In Operating Activities	(81,791)	(118,764)	(1,340,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(11,166)
Net Cash Used In Investing Activities	-	-	(11,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	-	-	105,000
Proceeds from issuance of debt - related party	100,000	-	100,000
Proceeds from issuance of common stock subject to rescission	-	3,686	1,084,823
Proceeds from issuance of common stock	-	59,314	99,064
Net Cash Provided By Financing Activities	100,000	63,000	1,388,887

NET INCREASE (DECREASE) IN CASH	18,209	(55,764)	36,945

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,736	82,021	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,945	$26,257	$36,945

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for income taxes	$-	$-	$-

Cash paid for interest expense	$-	$-	$-

See accompanying notes to financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At March 31, 2006, the Company did not have any balances that exceeded FDIC insurance limits.

(D) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

(E) Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2006 and 2005, 2,881,502 and 2,876,502; respectively of common share equivalents were anti-dilutive and not used in the calculation of diluted net loss per share.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Long-Lived Assets

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

(L) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No,. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

NOTE 2	RESTATEMENT

The financial statements for the period ended March 31, 2005 have been restated due to the Company discovering that the authorized capitalization was not sufficient to permit the Company issue common stock sold to investors during the private placement prior to July 2005. Between April 2002 and July, 2005 the Company issued an aggregate of 1,803,646 shares of common stock. The following adjustments and reclassifications have been made to the March 31, 2005 financial statements are detailed as follows:

(a)	Common stock has been restated to reduce the number of shares issued by (1,803,646).

(b)	Additional paid-in capital has been restated by $(898,137).

(c)	The shares issued during April 2002 through July 2005 have been classified outside of equity in the balance sheet and classified as common stock subject to rescission.

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2006 were as follows:

Computer	$11,166
Less accumulated depreciation	(4,746)

$6,420

During the three months ended March 31, 2006 and 2005 and for the period from November 6, 2001 to March 31, 2006, the Company recorded depreciation expense of $558, $558 and $4,746, respectively.

NOTE 4	NOTES PAYABLE

Note amount	$105,000
Discount	(3,561)

Balance	$101,439

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

Between October and December 2005 three investors loaned the Company a total of $105,000. The notes are unsecured, due one year from the date of issuance and are non interest bearing for the first nine months, then accrued interest at a rate of 6% per annum for the remaining three months.

The Company imputed interest on the non interest bearing portion of the notes at a rate of 6% per annum. At March 31, 2006 the Company recorded a discount on the notes of $6,300. During the three months ended March 31, 2006 and 2005 and for the period from November 6, 2001 to March 31, 2006, the Company recorded amortization expense of $1,554, $0 and $3,561, respectively.

NOTE 5	NOTES PAYABLE – RELATED PARTY

Note amount	$100,000
Discount	(5,621)

Balance	$94,379

In February, 2006 a director of the Company loaned the Company $100,000 The loan is interest free for the first nine months and six percent interest for the last three months. The loan is unsecured and due March 8, 2007.

The Company imputed interest on the non interest bearing portion of the notes at a rate of 6% per annum. At March 31, 2006 the Company recorded a discount on the notes of $6,000. During the three months ended March 31, 2006 and 2005 and for the period from November 6, 2001 to March 31, 2006, the Company recorded amortization expense of $379, $0 and $379, respectively.

NOTE 6	EQUITY SUBJECT TO RESCISSION

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

AS OF MARCH 31, 2006

(UNAUDITED)

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

NOTE 7	STOCKHOLDERS’ EQUITY

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

AS OF MARCH 31, 2006

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

AS OF MARCH 31, 2006

(UNAUDITED)

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

In connection with the issuance of common stock units for cash and services, the Company has an aggregate of 2,881,502 and 2,876,502 warrants outstanding at March 31, 2006 and 2005, respectively. The Company has reserved 2,881,502 shares of common stock for the future exercise of the warrants at December 31, 2005.

(E) Amendment to Articles of Incorporation

During 2004, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 100,000,000 common shares at a par value of $0.01 per share.

NOTE 8	RELATED PARTY TRANSACTIONS

See Note 7.

NOTE 9	COMMITMENTS AND CONTINGENCIES

(A) Consulting Agreements

During December 2001, the Company entered into an agreement with a consultant to serve as its interim President for a term of up to five years. The agreement called for annual compensation of $250,000. The agreement expires the earlier of December 2006 or on the effectiveness of an SB-2 Registration Statement (See Note 10). The Company has accrued $308,159 under the agreement to the consultant at March 31, 2006. For the Period November 6, 2001(Inception) to March 31, 2006 the Company recorded $1,083,833 of expenses associated with this agreement.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

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

In January 2005, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of $2,000 per month. In addition the Company sold the consultant 300,000 shares of common stock for cash proceeds of $300 and recorded the fair value of the common stock of $149,700. The fair value of the common stock will be recognized over the term of the agreement. During the three months ended March 31, 2006 and 2005 and for the period

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

from November 6, 2001 to March 31, 2006, the Company recorded consulting expense of $8,237, $37,188 and $173,700, respectively under the agreement.

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

AS OF MARCH 31, 2006

(UNAUDITED)

reside could bring administrative actions against as a result of the rescission offer. The remedies vary from state to state but could include enjoining us from further violations of the subject state law, imposing civil penalties, seeking administrative assessments and costs for the investigations or bringing suit for damages on behalf of the purchaser.

There is considerable legal uncertainty under both federal securities and related state laws concerning the efficacy of rescission offers and general waivers with respect to barring claims that would be based on the failure to disclose information described above in a private placement. The SEC takes the position that acceptance or rejection of an offer of rescission may not bar stockholders from asserting claims for alleged violations of federal securities laws. Further, under California’s Blue Sky law, which would apply to stockholders resident in that state, a claim or action based on fraud may not be waived or prohibited pursuant to a rescission offer. As a result, the rescission offer may not terminate any or all potential liability that we may have in connection with that private placement. In addition, there can be no assurance that we will be able to enforce the waiver we received in connection with the rescission offer to bar any claims based on allegations of fraud or other federal or state law violations that the rescission offerees may have, until the applicable statutes of limitations have run.

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

NOTE 10	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a stockholders’ deficiency of $1,601,388, a working capital deficiency of $522,985 and used cash in operations from inception of $1,340,776. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. The notes to our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Among the reasons cited in the notes as raising substantial doubt as to our ability to continue as a going concern are the following: we are a development stage company with no operations, a stockholders’ deficiency of $1,601,388 and cash used in operations from inception through March 31, 2006 of $1,340,776. As of March 31, 2006, we had a working capital deficiency of $522,985.

Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise additional capital and generate revenues. These conditions raise substantial doubt about our ability to continue as a going concern.

We will receive proceeds of $2,881,502 from the exercise of warrants to purchase 2,881,502 shares of our common stock which are exercisable at $1.00 per share. In addition, we will also receive also receive $1,250,000 from the exercise of warrants to purchase an aggregate of 200,000 shares held by Mirador Consulting Inc. Such warrants are exercisable at the following prices: 100,000 at $5.00 per share and 100,000 at $7.50 per share. Therefore, we will receive aggregate proceeds of $4,131,502 from the exercise of all of the outstanding warrants. Any proceeds from the exercise of the warrants will be allocated for general working capital.

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

Management and their consulting engineers believe that, the overall fabrication and installation timeframe is approximately 18 months days from execution of contracts. As all the components utilized in our installation are currently in use in manufacturing operations in the United States and around the world, lead times for delivery and installation are generally short. Several components are stock items and available for almost immediate delivery. However, the engineering firm responsible for the overall project management of the first installation will monitor all fabricator/suppliers to ensure that the various components and required ancillary equipment and structures have been readied onsite for installation. Additionally, engineering verification will be required for all progress draws prior to our making payments to the various supplier/fabricators. As is customary with the supply of this type of equipment, established payment holdbacks upon completion of installation and start-up will be released only upon engineering verification of performance. Additionally, it may be necessary for selected fabricator/suppliers to provide delivery and performance bonds specific to their components.

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

1) Consulting Fees & Out-of -Pocket Reimbursement	$480,000
2) Administrative and Insurance	$572,000
3) Site Costs & Development Fees	$264,000
4) Media, Promotion & Government Relations	$376,000
5) Salaries, Wages & Fees	$843,152
6) Project Management, Legal, and Accounting	$321,300

7) Site Work	$1,337,100
8) Buildings	$998,500
9) Rubber to Oil Thermal Conversion Process Equipment	$7,750,000
10)Turn-key Energy System & Installation	$5,000,000
11) Warehouse & Conveyance Equipment Leases/Purchases	$74,083
12)Financing Legal & Accounting	$200,000
13)Administrative Contingency	$1,783,864
TOTAL	$20,000,000

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

Based upon discussions with state regulators, it is the Company's belief that all communities in the United States and Canada are being encouraged by state, provincial and federal authorities to be more environmentally responsible. An example of amplified environmental concern occurring in 2004 was the State of Michigan's position pertaining to the continued dumping of waste from out-of-state communities that included Toronto, Ontario, Canada. State regulations were implemented in an attempt to curtail the amount and sources of waste being disposed at Michigan dump sites. It is management's belief, that since the early 1990s the federal EPA has been concerned with the interstate transportation of waste. The federal position seems to be that communities that generate should be responsible for the ultimate disposition of the waste within their municipality. An attempt to limit interstate transportation of waste was contained in the Interstate Modal Transportation Act which was never approved as originally proposed.

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

The ARC installation is designed to operate continuously. As a result, the installation has the ability to produce heat constantly to service the hot water requirements of a hydroponics operator or other commercial uses. The heat produced can be considered a bi-product from the operation of the thermal conversion and electrical generation equipment. Rather than utilizing the heat source for any particular use, the Company could use a commercial cooling tower to cool the thermal processing equipment and could decide not to operate the heat recovery system components associated with the reciprocating engines responsible for the generation of electricity. However, management believes that utilizing the bi-product heat capacity in an environmentally friendly way is a common sense alternative to exhausting heat into the atmosphere. It is the belief of management, our consulting engineers and the several of the hydroponics operators that have discussed our ability to generate heat, that a 15 to 20 acre hydroponics greenhouse could be heated from the heat recovered from the thermal process heat recovery boiler in combination with the heat available from standard heat recovery mechanisms that are part of the reciprocating engines driving the alternators making electricity.

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

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no operations, a stockholders’ deficiency of $1,601,388, a working capital deficiency of $522,985 and used cash in operations from inception of $1,340,776. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

Our unaudited balance sheet as of March 31, 2006 reflects assets of $43,365 consisting of cash of $36,945 and property and equipment of $6,420 and total liabilities of $559,930 consisting of accounts payable and accrued expenses of $55,953, an amount of $308,159 due to a related party, and a two notes payable of $101,439 and $94,379 respectively.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports of Form 8-K.

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

•	Incorporated by reference to Form 8-K filed on March 23, 2006 (File No. 333-121659)

(b)	Exhibits

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on December 27, 2004 (File No. 333-121659)	3.1	Certificate of Incorporation; Certificate of Amendment to Certificate of Incorporation

Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on December 27, 2004 (File No. 333-121659)	3.3	By-Laws

Incorporated by reference to Exhibit 10.1 to Form SB-2 filed on December 27, 2004 (File No. 333-121659)	10.1	Employment Agreement with Peter Vaisler

Incorporated by reference to Exhibit 10.2 to Form SB-2 filed on December 27, 2004 (File No. 333-121659)	10.2	Consulting Agreement with Peter Vaisler

Incorporated by reference to Exhibit 10.3 to Form SB-2 filed on December 27, 2004 (File No. 333-121659)	10.3	2004 Consulting Agreement with Mirador Consulting, Inc.

Incorporated by reference to Exhibit 10.3 to Amendment No. 3 to Form SB-2 filed on April 21, 2005 (File No. 333-121659)	10.4	2005 Consulting Agreement with Mirador Consulting, Inc.

	10.5	Amendment to Employment Agreement with Peter Vaisler

	10.6	Amendment to Consulting Agreement with Peter Vaisler

Incorporated by reference to Exhibit 14 to Form 10-KSB filed on April 11, 2006 (File No. 333-121659)	14	Code of Ethics

	31.1	Certification of Peter Vaisler pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Peter Vaisler pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ALLIANCE RECOVERY CORPORATION

By: /s/Peter Vaisler

Peter Vaisler,

Chairman of the Board of Directors,

President, Chief Executive Officer,

Principal Financial Officer and

Principal Accounting Officer

May 15, 2006