Form 10QSB
period 2006-06-30
ALLIANCE RECOVERY CORP
filed 2006-08-14
CIK 1305055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2006: 18,933,825 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Item 1.	Financial Information

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF JUNE 30, 2006 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGES	3 - 4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (RESTATED) AND FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGES	6 – 15	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

AS OF JUNE 30, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$92,508
Total Current Assets	92,508

PROPERTY AND EQUIPMENT, NET	5,861

TOTAL ASSETS	$98,369

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$74,179
Due to related party	328,197
Notes payable, net of discount of $1,990	103,010
Notes payable – related party, net of discount of $4,126	195,874

TOTAL LIABILITIES	701,260

COMMITMENTS AND CONTINGENCIES
Common stock subject to rescission offer, $0.01 par value, 1,986,646 shares issued and outstanding	1,084,823

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value, 100,000,000 shares authorized, 16,810,510 shares issued and outstanding	168,105
Additional paid in capital	377,414
Subscriptions receivable	(6,300)
Accumulated deficit during development stage	(2,226,933)
Total Stockholders’ Deficiency	(1,687,714)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$98,369

See accompanying notes to condensed financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For the Period from November 6, 2001 (Inception) to June 30, 2006 (Restated)

OPERATING EXPENSES
Consulting fees	$-	$37,425	$-	$72,771	$526,868
Consulting fees – related party	62,500	62,500	125,000	125,000	1,083,333
Professional fees	14,740	13,215	29,282	37,676	256,183
General and administrative	6,019	16,782	28,155	34,436	255,187
Total Operating Expenses	83,259	129,922	182,437	269,883	2,121,571

LOSS FROM OPERATIONS	(83,259)	(129,922)	(182,437)	(269,883)	(2,121,571)

OTHER EXPENSE
Interest expense	(3,067)	-	(4,998)	-	(3,117)
Total Other Expense	(3,067)	-	(4,998)	-	(3,117)

LOSS BEFORE PROVISION FOR INCOME TAXES	(86,326)	(129,922)	(187,435)	(269,883)	(2,124,688)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(86,326)	$(129,922)	$(187,435)	$(269,883)	$(2,124,688)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.13)

Weighted average number of shares outstanding during the period - basic and diluted	16,819,510	16,456,510	16,819,510	16,456,510	16,479,126

See accompanying notes to condensed financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO JUNE 30, 2006

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

See accompanying notes to condensed financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO JUNE 30, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In	Subscription	Deferred Stock	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Common stock with options issued for services ($0.50 per share)	200,000	2,000	98,000	-	(4,158)	-	95,842

Issuance of warrants for services	-	-	-	-	-	-	-

Net loss, 2004	-	-	-	-	-	(489,255)	(489,255)

Balance, December 31, 2004 (Restated)	16,510,510	165,105	230,414	(48,774)	(4,158)	(1,494,021)	(1,151,434)

Common stock with options issued for services ($0.50 per share)	300,000	3,000	147,000	(300)	(149,700)	-	-

Amortization of deferred compensation	-	-	-	-	147,621	-	147,621

Collection of subscription receivable	-	-	-	42,774	-	-	42,774

Net loss, 2005	-	-	-	-	-	(545,477)	(545,477)

Balance, December 31, 2005	16,810,510	168,105	377,414	(6,300)	(6,237)	(2,039,498)	(1,506,516)

Amortization of deferred compensation	-	-	-	-	6,237	-	6,237

Net loss for the six months ended June 30, 2006	-	-	-	-	-	(187,435)	(187,435)

BALANCE, JUNE 30, 2006	16,810,510	$168,105	$377,414	$(6,300)	$-	$(2,226,933)	$(1,687,714)

See accompanying notes to condensed financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005 (Restated)	For the Period From December 17, 1999 (Inception) to June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(187,435)	$(269,883)	$(2,226,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	6,237	72,771	440,155
Depreciation expense	1,117	1,117	5,305
Amortization	4,998	-	6,184
Changes in operating assets and liabilities:
Due to related party	20,038	-	328,197
Accounts payable and accrued expenses	28,817	(33,734)	61,879
Net Cash Used In Operating Activities	(126,228)	(229,729)	(1,385,213)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(11,166)
Net Cash Provided By Financing Activities	-	-	(11,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	-	-	105,000
Proceeds from issuance of debt – related party	200,000	-	200,000
Proceeds from issuance of common stock subject to rescission	-	183,000	1,084,823
Proceeds from issuance of common stock	-	-	99,064
Net Cash Provided By Financing Activities	200,000	183,000	1,488,887

NET INCREASE (DECREASE) IN CASH	73,772	(46,729)	92,508

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,736	82,021	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92,508	$35,292	$92,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At June 30, 2006, the Company did not have any balances that exceeded FDIC insurance limits.

(D) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

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

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2006 and 2005, 2,981,502 and 2,876,502; respectively of common share equivalents were anti-dilutive and not used in the calculation of diluted net loss per share.

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

(L) Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

NOTE 2	RESTATEMENT

The financial statements for the six months ended June 30, 2005 have been restated due to the Company discovering that the authorized capitalization was not sufficient to permit the Company issue common stock sold to investors during the private placement prior to July 2005. Between April 2002 and July 2005 the Company issued an aggregate of 1,986,646 shares of common stock. The following adjustments and reclassifications have been made to the June 30, 2005 financial statements are detailed as follows:

(a)	Common stock has been restated to reduce the number of shares issued by 1,986,646.

(b)	Additional paid-in capital has been restated by $1,084,823.

(c)	The shares issued during April 2002 through July 2004 have been classified outside of equity in the balance sheet and classified as common stock subject to rescission.

NOTE 3	PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006 were as follows:

Computer	$11,166
Less accumulated depreciation	(5,305)

$5,861

During the six months ended June 30, 2006 and 2005 and for the period from November 6, 2001 to June 30, 2006, the Company recorded depreciation expense of $1,117, $1,117 and $5,305, respectively.

NOTE 4	NOTES PAYABLE

Note amount	$105,000
Discount	(1,990)

Balance	$103,010

Between October and December 2005 three investors loaned the Company a total of $105,000. The notes are unsecured, due one year from the date of issuance and are non interest bearing for the first nine months, then accrued interest at a rate of 6% per annum for the remaining three months.

The Company imputed interest on the non interest bearing portion of the notes at a rate of 6% per annum. At June 30, 2006 the Company recorded a discount on the notes of $6,300.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

During the three and six months ended June 30, 2006 and 2005 and for the period from November 6, 2001 to June 30, 2006, the Company recorded amortization expense of $3,124, $0 and $1,571,$0, and $4,310, respectively.

NOTE 5	NOTES PAYABLE – RELATED PARTY

Note amount	$200,000
Discount	(4,126)

Balance	$195,874

In February, 2006 a director of the Company loaned the Company $100,000. The loan is interest free for the first nine months and six percent interest for the last three months. The loan is unsecured and due March 8, 2007.

In June, 2006 a director of the Company loaned the Company $100,000. The loan bears a rate of interest of 8% per annum and payable twelve months from the date of issuance. In addition the Company issued the director warrants to purchase 100,000 shares of common stock with an exercise price of $1.50 per share for one year from the date of the note. The loan is unsecured and due June 28, 2007.

The Company imputed interest on the non interest bearing portion of the notes at a rate of 6% per annum. At June 30, 2006 the Company recorded a discount on the notes of $6,000. During the three and six months ended June 30, 2006 and 2005 and for the period from November 6, 2001 to June 30, 2006, the Company recorded amortization expense of $1,874, $0, $1,874, $0 and $1,874, respectively.

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

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

During 2002, the Company received cash and subscriptions receivable of $148,000 for 296,000 units consisting of one share of common stock and one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of June 30, 2006.

During 2003, the Company received cash and a subscription receivable of $661,323 for 1,322,646 units consisting of one share of common stock with one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of June 30, 2006.

During the year ended December 31, 2004, the Company received cash of $92,500 for 185,000 units consisting of one share of common stock with one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 per share ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of June 30, 2006.

In 2005, the Company sold a total of 183,000 shares of common stock to nine individuals for cash of $183,000 ($1.00 per share). Such amounts have been recorded as equity subject to rescission as of June 30, 2006.

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

For the year ended December 31, 2005 the Company collected $42,774 of subscription receivables.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

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

In January 2005, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of $2,000 per month. In addition the Company sold the consultant 300,000 shares of common stock for cash proceeds of $300 and recorded the fair value of the common stock of $149,700. The fair value of the common stock will be recognized over the term of the agreement. For the year ended December 31, 2005 the Company recognized consulting expense of $143,463 under the agreement. For the six months ended June 30, 2006 the Company recognized consulting expense of $6,237 under the agreement.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

In December 2005 the Company issued 5,000 shares of common stock with a fair market value of $2,500 for services.

(D) Common Stock Warrants

The Company issued 382,573 warrants during 2004, at an exercise price of $1.00 per share to a consultant for services. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 0%, risk-free interest rate of 3.5%, and expected warrant life of one year. The value was immaterial and therefore no expense was recorded in general and administrative expense at the grant date.

In connection with the issuance of common stock units for cash and services, the Company has an aggregate of 2,881,502 and 2,876,502 warrants outstanding at June 30, 2006 and 2005, respectively. The Company has reserved 2,881,502 shares of common stock for the future exercise of the warrants at December 31, 2005.

In connection with the issuance of a $100,000 note payable on June 28, 2006, the Company issued a total of 100,000 common stock warrants with an exercise price of $1.50 per share. The warrants expire June 29, 2007. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 0%, risk-free interest rate of 5.18%, and expected warrant life of one year. The value was immaterial and therefore no expense was recorded.

(E) Amendment to Articles of Incorporation

During 2004, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 100,000,000 common shares at a par value of $0.01 per share.

NOTE 8	RELATED PARTY TRANSACTIONS

See Notes 5 and 7.

NOTE 9	COMMITMENTS AND CONTINGENCIES

(A) Consulting Agreements

During December 2001, the Company entered into an agreement with a consultant to serve as its interim President for a term of up to five years. The agreement called for annual compensation of $250,000. The agreement expires the earlier of December 2006 or on the effectiveness of an SB-2 Registration Statement (See Note 10). The Company has accrued

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

$328,197 under the agreement to the consultant at June 30, 2006. For the period November 6, 2001(inception) to June 30, 2006, the Company recorded $1,083,333 of expenses associated with this agreement.

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

In January 2005, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

$2,000 per month. In addition the Company sold the consultant 300,000 shares of common stock for cash proceeds of $300 and recorded the fair value of the common stock of $149,700. The fair value of the common stock will be recognized over the term of the agreement. During the three months ended March 31, 2006 and 2005 and for the period from November 6, 2001 to March 31, 2006, the Company recorded consulting expense of $6,237, $35,346 and $149,700, respectively under the agreement.

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

(C) Employment Agreement

During 2004, the Company entered into an employment agreement with a consultant to assume the position of Chief Executive Officer and President for a term of five years at an annual minimum salary of $250,000 with additional bonuses and fringe benefits. The agreement is to become effective upon the approval by the Securities and Exchange Commission on the SB-2 Registration Statement (See Notes 8(A) and 10).

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

AS OF JUNE 30, 2006

(UNAUDITED)

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a stockholders’ deficiency of $1,687,714, a working capital deficiency of $608,752 and used cash in operations from inception of $1,385,213. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

NOTE 11	SUBSEQUENT EVENTS

On July 21, 2006, we amended four promissory notes (the “Amended Notes”) originally executed on October 7, 2005 in favor of Lewis Martin, James E. Schiebel, Susan Hutchison, and Walter Martin respectively (each a “Holder” and collectively the “Holders”). The Amended Notes provide for a conversion feature pursuant to which each Holder is entitled to convert the outstanding principal amount into shares of the Company’s common stock at a conversion rate of $1.50 per share. In addition, upon conversion, each Holder is entitled to receive a warrant to purchase one-quarter of one share of our common stock exercisable within one-year of issuance at an exercise price of $1.50 per share.

On July 24, 2006, pursuant to the terms of the Amended Notes, the Holders converted the principal amount outstanding into shares of our common stock. Based on same, we issued an aggregate of 136,669 shares of our common stock and a price of $1.50 per share (the “Conversion Shares”). In addition, we issued warrants to purchase an aggregate of 51,250 shares of our common stock to the Holders exercisable within one year of issuance at a price per share of $1.50 (the “Conversion Warrants”). The Conversion Shares and shares underlying the Conversion Warrants are restricted in accord with Rule 144 promulgated under the Securities Act of 1933, as amended.

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

No revenues have been generated to date and we do not anticipate revenues until such time as the first facility has been constructed and commercially operated. The construction of the first showcase facility will require $20 million. However, currently there are no commitments for capital and furthermore. The successful implementation of all aspects of the business plan is subject to our ability to complete the $20 Million capitalization. It is expected the required funds will be raised as a result of private offerings of securities or debt, or other sources.

Should the required funding not be forthcoming from the aforementioned sources, public offerings of equity, or securities convertible into equity may be necessary. In any event, our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. The notes to our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Among the reasons cited in the notes as raising substantial doubt as to our ability to continue as a going concern are the following: we are a development stage company with no operations, a stockholders’ deficiency of $1,687,714 and cash used in operations from inception through June 30, 2006 of $1,385,213. As of June 30, 2006, we had a working capital deficiency of $608,752.

Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise additional capital and generate revenues. These conditions raise substantial doubt about our ability to continue as a going concern.

We will receive proceeds of $2,881,502 from the exercise of warrants to purchase 2,881,502 shares of our common stock which are exercisable at $1.00 per share. In addition, we will also receive $1,250,000 from the exercise of warrants to purchase an aggregate of 200,000 shares held by Mirador Consulting Inc. Such warrants are exercisable at the following prices: 100,000 at $5.00 per share and 100,000 at $7.50 per share. In addition, we will also receive $226,875 from the exercise of warrants to purchase an aggregate of 151,250 shares of our common stock which are exercisable at $1.50 per share. Therefore, we will receive aggregate proceeds of $4,358,377 from the exercise of all of the outstanding warrants. Any proceeds from the exercise of the warrants will be allocated for general working capital.

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

The entire project could be delayed as a direct result of several factors. Should the Company not be able to lease or purchase a suitable property within a timely manner, the project could be delayed indefinitely until such time as an appropriate site is secured. Although the Company has located several suitable sites that could be appropriately permitted, unforeseen regulatory changes could make it difficult to obtain the required permits causing further delays thereby causing the Company to take additional time to identify other suitable sites. Should there be delays in the delivery of thermal processing or electrical generation equipment as a result of material shortages, labor problems, transportation difficulties etc., the commercial operation of the Company would be delayed thereby not allowing the Company to generate revenues as anticipated. Should the delay be lengthy, management could be required to seek additional financing or seek other remedies in law pertaining to delivery and performance failures of the supplier/fabricators. Regulatory changes causing delays in the construction, processing equipment installation and start-up of the showcase facility will lengthen the period of time for the Company to start to generate revenues from operations. The Company will only be in the position to commence a US expansion of processing facilities upon the successful completion, start-up and operation of the showcase facility.

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

Pursuant to preliminary discussions with corporate finance professionals, items #12 and #13 set forth below include anticipated fees and expenses pertaining to the $20 million financing that we will be seeking. The following schedule outlines the categories associated with the financing, completion, start-up and commercial operation of the first installation. It is expected that many of the following development categories outlined in the following schedule will be completed concurrently.

1) Consulting Fees & Out-of -Pocket Reimbursement	$480,000
2) Administrative and Insurance	$572,000
3) Site Costs & Development Fees	$264,000
4) Media, Promotion & Government Relations	$376,000
5) Salaries, Wages & Fees	$843,152
6) Project Management, Legal, and Accounting	$321,300
7) Site Work	$1,337,100
8) Buildings	$998,500
9) Rubber to Oil Thermal Conversion Process Equipment	$7,750,000
10)Turn-key Energy System & Installation	$5,000,000
11) Warehouse & Conveyance Equipment Leases/Purchases	$74,083
12) Financing, Legal, & Accounting	$200,000
13) Administrative Contingency	$1,783,865
TOTAL	$20,000,000

During the construction and installation of the first facility, management’s future Vice President of Marketing with assistance from its future Vice President of Technology will commence a specific and targeted marketing campaign directed at the current rubber waste disposal infrastructure, regulatory agencies, retail associations and the public. Promotional activities will include media, public awareness, trade journals, seminars, meetings and discussions with waste hauler and disposal companies. These activities will also include meetings and discussions with state regulatory and enforcement officials.

Based upon discussions with state regulators, it is the Company’s belief that all communities in the United States and Canada are being encouraged by state, provincial and federal authorities to be more environmentally responsible. An example of amplified environmental concern occurring in 2004 was the State of Michigan’s position pertaining to the continued dumping of waste from out-of-state communities that included Toronto, Ontario, Canada. State regulations were implemented in an attempt to curtail the amount and sources of waste being disposed at Michigan dump sites. It is management’s belief, that since the early 1990s the federal EPA has been concerned with the interstate transportation of waste. The federal position seems to be that communities that generate should be responsible for the ultimate disposition of the waste within their municipality. An attempt to limit interstate transportation of waste was contained in the Interstate Modal Transportation Act which was never approved as originally proposed.

Community based environmental initiatives are being encouraged. Dealing with waste at the source is considered much more environmentally friendly than trucking the waste hundreds of miles away. The first installation is perceived as a convenient and environmentally friendly solution to rubber waste. The targeted marketing campaign will exploit the current thinking pertaining to community based waste reduction and processing and waste to energy initiatives. However, there may be difficulties associated with encouraging the existing disposal and transportation infrastructure to utilize the Alliance installation as an alternative to their current method of disposal. Historic relationships between the existing infrastructure serving retailers and dumps or processors often hundreds of miles away and the financial commitment to trucking the waste may be difficult to overcome. However, management’s discussion with several haulers has been encouraging as a cost effective alternative to the existing transportation of waste to often out-of-state locations.

A targeted marketing campaign pertaining to the sale of carbon black and scrap steel will also commence prior to completion of construction. However, the Company may not be positioned to enter into carbon black supply contracts until such time as samples are made available from the operation of the showcase facility. It is likely that these samples would be made available as a result of the operation of the processing equipment during the performance testing phase of the installation and immediately prior to commercial certification. The commercial certification will occur after the equipment has operated for a period of approximately 90 days and all contract performance specifications have been achieved. There may be delays associated with the correction of deficiencies in order that the processing equipment meet certain performance standards prior to commercial certification. However, the Company has included the 90 day start-up phase within the overall timeline to allow for the correction of deficiencies by fabricator suppliers. Although the vast majority of the rubber to oil system is based upon off-the-shelf components, if further delays occur as a result of supplier/fabricators correction of deficiencies, the Company could be delayed in its ability to generate revenue.

Although, we have identified several experts currently responsible for the sale of carbon products currently with other companies and they have expressed an interest in the position of VP Marketing, there is no guarantee that their previous experience will allow them to successfully initiate a campaign that will lead to the sale of the Companies carbon black. However, the successful operation of the thermal system will generate commercial grades of carbon black that could be utilized by rubber formulation companies for specific products. Additionally, the Company’s carbon black could be blended with other sources of carbon black thereby allowing rubber formulators to meet customers requirements for recycled content. We believe our carbon black will be advantageous to other forms of recycled content as it will be a virgin product made from oil that is a waste rubber derivative.

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

The ARC installation is designed to operate continuously. As a result, the installation has the ability to produce heat constantly to service the hot water requirements of a hydroponics operator or other commercial uses. The heat produced can be considered a bi-product from the operation of the thermal conversion and electrical generation equipment. Rather than utilizing the heat source for any particular use, the Company could use a commercial cooling tower to cool the thermal processing equipment and could decide not to operate the heat recovery system components associated with the reciprocating engines responsible for the generation of electricity. However, management believes that utilizing the bi-product heat capacity in an environmentally friendly way is a common sense alternative to exhausting heat into the atmosphere. It is the belief of management, our consulting engineers and several of the hydroponics operators that have discussed our ability to generate heat, that a 15 to 20 acre hydroponics greenhouse could be heated from the heat recovered from the thermal process heat recovery boiler in combination with the heat available from standard heat recovery mechanisms that are part of the reciprocating engines driving the alternators making electricity.

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

Several methods of compensation for ARC heat sources have been discussed. These include a percentage of the hydroponics greenhouse gross or net sales and discounted avoided cost which is the operators cost of natural gas or fuel oil less a negotiated discount. The Company will not be positioned to enter into specific negotiations until such time as the $20 Million financing has been completed.

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no operations, a stockholders’ deficiency of $1,687,714, a working capital deficiency of $608,752 and used cash in operations from inception of $1,385,213. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

Our unaudited balance sheet as of June 30, 2006 reflects assets of $98,369 consisting of cash of $92,508 and property and equipment of $5,861 and total liabilities of $701,260 consisting of accounts payable and accrued expenses of $74,179, an amount of $328,197 due to a related party, and a two notes payable of $103,010 and $195,874 respectively.

Cash and cash equivalents from inception to date have been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan during the next twelve months.

Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

Rescission Offer

Background

In November 2005, we concluded a rescission offer to certain purchasers of our securities. Between April 2002 and June 2004, we conducted private offerings of units consisting of one share of common stock and warrants to purchase common stock at a price per unit of $0.50 (the “Initial Offerings”). Pursuant to the Initial Offerings, we issued an aggregate of 1,803,646 shares of our common stock and warrants to purchase an aggregate of 1,803,646 common shares. We raised a total of $901,823 in the Initial Offerings.

Upon the completion of the Initial Offerings, we discovered that our authorized capitalization was not sufficient to permit us to issue the common share component of the units to the investors. We amended our Certificate of

Incorporation on July 1, 2004 to increase our authorized shares of common stock to 100,000,000 common shares, which enabled us to undertake the Initial Offerings with sufficient authorized capitalization.

Between March 2005 and May 2005, we conducted nine separate private offerings of shares of our common stock at a price per share of $1.00 (the “Second Offerings”). Pursuant to the Second Offerings, we issued an aggregate of 183,000 shares of our restricted common stock. We raised a total of $183,000 in the Second Offerings.

The Initial Offerings and Second Offerings may have violated federal securities laws based on the inadequacy of our disclosures made in our private placement memoranda concerning the lack of authorized common stock. Based on potential violations that may have occurred under U.S. securities laws, we determined to make a rescission offer both to investors who acquired our units pursuant the Initial Offering as well as to investors in our Second Offering, since they were not informed of the rescission offer. The rescission offer was conducted privately in October 2005 and November 2005.

If all eligible investors had elected to accept the rescission offer, we would have been required to refund investments totaling $1,084,823, plus interest on those funds from the date of investment through the date of the acceptance of the rescission offer at 6% per annum. None of the investors accepted the rescission offer which expired on December 8, 2005.

Potential Liabilities

Our failure to disclose the lack of sufficient authorized capital and the rescission offer made to the earlier investors in our private placement to the later investors created certain liabilities, as set forth in this section, for us under federal securities and related laws. Generally, under state securities laws the investor can sue us to recover the consideration paid for the security together with interest at the legal rate, less the amount of any income received from the security, or for damages if he or she no longer owns the security or if the consideration given for the security is not capable of being returned. Damages generally are equal to the difference between the purchase price plus interest at the legal rate and the value of the security at the time it was disposed of by the investor plus the amount of any income, if any, received from the security by the investor. Generally, certain state securities laws provide that no suit can be maintained by an investor to enforce any liability created under certain state securities statues if the seller makes a written offer to refund the consideration paid together with interest at the legal rate less the amount of any income, if any, received on the security or to pay damages and the investor refuses or fails to accept the offer within a specified period of time, generally not exceeding 30 days from the date the offer is received.

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

Subsequent Events

On July 21, 2006, we amended four promissory notes (the “Amended Notes”) originally executed on October 7, 2005 in favor of Lewis Martin, James E. Schiebel, Susan Hutchison, and Walter Martin respectively (each a “Holder” and collectively the “Holders”). The Amended Notes provide for a conversion feature pursuant to which each Holder is entitled to convert the outstanding principal amount into shares of the Company’s common stock at a conversion rate of $1.50 per share. In addition, upon conversion, each Holder is entitled to receive a warrant to purchase one-quarter of one share of our common stock exercisable within one-year of issuance at an exercise price of $1.50 per share.

On July 24, 2006, pursuant to the terms of the Amended Notes, the Holders converted the principal amount outstanding into shares of our common stock. Based on same, we issued an aggregate of 136,669 shares of our common stock and a price of $1.50 per share (the “Conversion Shares”). In addition, we issued warrants to purchase an aggregate of 51,250 shares of our common stock to the Holders exercisable within one year of issuance at a price per share of $1.50 (the “Conversion Warrants”). The Conversion Shares and shares underlying the Conversion Warrants are restricted in accordance with Rule 144 promulgated under the Securities Act of 1933, as amended.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports of Form 8-K.

Item 6.	Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

•	Incorporated by reference to Form 8-K filed on March 23, 2006 (File No. 333-121659)

(b)	Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Peter Vaisler pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter Vaisler pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ALLIANCE RECOVERY CORPORATION

By: /s/Peter Vaisler

Peter Vaisler,

Chairman of the Board of Directors,

President, Chief Executive Officer,

Principal Financial Officer and

Principal Accounting Officer

August 11, 2006