Form 10QSB
period 2006-09-30
ALLIANCE RECOVERY CORP
filed 2006-11-13
CIK 1305055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 8, 2006: 18,933,825 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

 Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

ALLIANCE RECOVERY CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2006 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

PAGES	3 - 4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (RESTATED) AND FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

PAGES	6 - 15	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANCE RECOVERY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$7,172

Property and Equipment, net	5,303

TOTAL ASSETS	$12,475

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$52,030
Due to related party	337,813
Notes payable - related party	100,000

TOTAL CURRENT LIABILITIES	489,843

COMMITMENTS AND CONTINGENCIES	-

Common Stock Subject to Rescission Offer, $.01 par value,
1,986,646 shares issued and outstanding	1,084,823

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value, 100,000,000 shares authorized, 16,947,179 shares issued and outstanding	169,472
Additional paid in capital	593,347
Subscriptions receivable	(6,300)
Accumulated deficit during development stage	(2,318,710)
Total Stockholders’ Deficiency	(1,562,191)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$12,475

See accompanying notes to condensed financial statements.

ALLIANCE RECOVERY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months September 30,		For the Nine Months September 30,		For The Period From November 6, 2001 (Inception) to September 30, 2006

	2006	2005	2006	2005
OPERATING EXPENSES
Consulting fees	$1,500	$135,271	1,500	$67,963	$528,368
Consulting fees - related party	62,500	62,500	187,500	187,500	1,208,333
Professional fees	11,718	37,676	41,000	57,709	282,443
General and administrative	7,861	38,236	36,016	94,262	285,184

TOTAL EXPENSES	83,579	273,683	266,016	407,434	2,304,328

Interest Expense	8,198	-	13,196	-	14,382

NET LOSS BEFORE INCOME TAXES	(91,777)	(273,683)	(279,212)	(407,434)	(2,318,710)

Provision for income taxes	-	-	-	-	-

NET LOSS	$(91,777)	$(273,683)	(279,212)	$(407,434)	$(2,318,710)

Net loss per share - basic and diluted	$(0.01)	(0.02)	(0.02)	(0.02)	$(0.14)

Weighted average number of shares outstanding during the period - basic and diluted	16,911,526	16,817,680	16,844,677	16,693,632	16,517,130

See accompanying notes to condensed financial statements.

ALLIANCE RECOVERY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO SEPTEMBER 30, 2006
(UNAUDITED)

	Common Stock		Additional Paid-In	Subscription	Deferred Stock	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Common stock issued to founders for services ($0.01 per share)	8,410,000	$84,100	$-	$-	$-	$-	$84,100

Common stock issued for cash ($0.0137 per share)	7,687,800	76,878	28,186	(105,064)	-	-	-

Net loss for the period from November 6, 2001 (inception) to December 31, 2001	-	-	-	-	-	(104,933)	(104,933)

Balance, December 31, 2001 (Restated)	16,097,800	160,978	28,186	(105,064)	-	(104,933)	(20,833)

Common stock with warrants issued for services ($0.50 per share)	112,710	1,127	55,228	-	(27,083)	-	29,272

Common stock issued for services ($0.50 per share)	100,000	1,000	49,000	-	(16,667)	-	33,333

Collection of subscriptions receivable	-	-	-	56,290	-	-	56,290

Net loss, 2002	-	-	-	-	-	(482,211)	(482,211)

Balance, December 31, 2002 (Restated)	16,310,510	163,105	132,414	(48,774)	(43,750)	(587,144)	(384,149)

Amortization of deferred compensation	-	-	-	-	43,750	-	43,750

Net loss, 2003	-	-	-	-	-	(417,622)	(417,622)

BALANCE, DECEMBER 31, 2003 (Restated)	16,310,510	163,105	132,414	(48,774)	-	(1,004,766)	(758,021)

Common stock with options issued for services ($0.50 per share)	200,000	2,000	98,000	-	(4,158)	-	95,842

Issuance of warrants for services	-	-	-	-	-	-	-

Net loss, 2004	-	-	-	-	-	(489,255)	(489,255)

BALANCE, DECEMBER 31, 2004 (Restated)	16,510,510	165,105	230,414	(48,774)	(4,158)	(1,494,021)	(1,151,434)

Common stock with options issued for services ($0.50 per share)	300,000	3,000	147,000	(300)	(149,700)	-	-

Amortization of deferred compensation	-	-	-	-	147,621	-	147,621

Collection of subscription receivable	-	-	-	42,774	-	-	42,774

Net loss, 2005	-	-	-	-	-	(545,477)	(545,477)

BALANCE, December 31, 2005	16,810,510	$168,105	$377,414	$(6,300)	$(6,237)	$(2,039,498)	(1,506,516)

Amortization of deferred compensation	-	-	-	-	6,237	-	6,237

Conversion of notes payble to common stock	136,669	1,367	215,933	-	-	-	217,300

Net Loss, nine months ended September 30, 2006	-	-	-	-	-	(279,212)	(279,212)

BALANCE, SEPTEMBER 30, 2006	16,947,179	$169,472	$593,347	$(6,300)	$-	$(2,318,710)	$(1,562,191)

See accompanying notes to condensed financial statements.

ALLIANCE RECOVERY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30, 2006	For The Nine Months Ended September 30, 2005 (Restated)	For The Period From November 6, 2001 (Inception) To September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(279,212)	$(407,434)	$(2,318,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	6,237	110,196	440,155
Depreciation expense	1,675	1,674	5,863
Amortization of note payable discount	5,114	-	12,300
Changes in operating assets and liabilities:
Prepaid expenses	-	(1,621)	-
Due to related party	29,654	-	337,813
Accounts payable and accrued expenses	24,968	(18,724)	64,330
Net Cash Used In Operating Activities	(211,564)	(315,909)	(1,458,249)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(11,166)
Net Cash Used In Investing Activities	-	-	(11,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	-	9,019	-
Proceeds from issuance of debt	-	-	98,700
Proceeds from issuance of debt - related party	200,000	-	194,000
Proceeds from issuance of common stock subject to rescission	-	-	1,084,823
Proceeds from issuance of common stock	-	226,960	99,064
Net Cash Provided By Financing Activities	200,000	235,979	1,476,587

NET INCREASE (DECREASE) IN CASH	(11,564)	(79,930)	7,172

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,736	82,021	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,172	$2,091	$7,172

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine month period ended September 30, 2006, stockholders converted $205,000 of notes payable and $12,300 of accrued interest into 136,669 shares of common stock.

See accompanying notes to condensed financial statements.

ALLIANCE RECOVERY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At September 30, 2006, the Company did not have any balances that exceeded FDIC insurance limits.

(D) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

ALLIANCE RECOVERY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
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

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2006 and 2005, 3,032,752 and 2,876,502; respectively of common share equivalents were anti-dilutive and not used in the calculation of diluted net loss per share.

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

(I) Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

ALLIANCE RECOVERY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

 NOTE 2     NOTES PAYABLE - RELATED PARTY

In June, 2006 a director of the Company loaned the Company $100,000. The loan bears a rate of interest of 8% per annum and payable twelve months from the date of issuance. In addition the Company issued the director warrants to purchase 100,000 shares of common stock with an exercise price of $1.50 per share for one year from the date of the note. The loan is unsecured and due June 28, 2007. As of September 30, 2006 the Company recorded and accrued interest expense of $2,082.

NOTE 3     EQUITY SUBJECT TO RESCISSION

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

ALLIANCE RECOVERY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

During 2002, the Company received cash and subscriptions receivable of $148,000 for 296,000 units consisting of one share of common stock and one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of September 30, 2006.

During 2003, the Company received cash and a subscription receivable of $661,323 for 1,322,646 units consisting of one share of common stock with one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of September 30, 2006.

During the year ended December 31, 2004, the Company received cash of $92,500 for 185,000 units consisting of one share of common stock with one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 per share ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of September 30, 2006.

In 2005, the Company sold a total of 183,000 shares of common stock to nine individuals for cash of $183,000 ($1.00 per share). Such amounts have been recorded as equity subject to rescission as of September 30, 2006.

NOTE 4     STOCKHOLDERS’ EQUITY

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
AS OF SEPTEMBER 30, 2006
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
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

In December 2005 the Company issued 5,000 shares of common stock with a fair market value of $2,500 for services.

(D) Common Stock and Warrants Issued for Conversion of Notes Payable

Between October and December 2005 three investors and a director loaned the Company a total of $205,000. The notes are unsecured, due one year from the date of issuance and are non interest bearing for the first nine months, then accrued interest at a rate of 6% per annum for the remaining three months.  The Company imputed interest of $12,300 on the non interest bearing portion of the notes at a rate of 6% per annum. On July 21, 2006, we amended four promissory notes (the “Amended Notes”) originally executed on October 7, 2005 in favor of Lewis Martin, James E. Schiebel, Susan Hutchison, and Walter Martin respectively (each a “Holder” and collectively the “Holders”). The Amended Notes provide for a conversion feature pursuant to which each Holder is entitled to convert the outstanding principal amount into shares of the Company’s common stock at a conversion rate of $1.50 per share. In addition, upon conversion, each Holder is entitled to receive a warrant to purchase one-quarter of one share of our common stock exercisable within one-year of issuance at an exercise price of $1.50 per share. On July 24, 2006, pursuant to the terms of the Amended Notes, the Holders converted the principal amount outstanding into shares of our common stock. Based on same, we issued an aggregate of 136,669 shares of our common stock and a price of $1.50 per share (the “Conversion Shares”). In addition, we issued warrants with a cashless exercise provision to purchase an aggregate of 51,250 shares of our common stock to the Holders exercisable within one year of issuance at a price per share of $1.50 (the “Conversion Warrants”). The Conversion Shares and shares underlying the Conversion Warrants are restricted in accord with Rule 144 promulgated under the Securities Act of 1933, as amended.

(E) Common Stock Warrants

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

In connection with the issuance of a $100,000 note payable on June 28, 2006, the Company issued a total of 100,000 common stock warrants with an exercise price of $1.50 per share. The warrants expire June 29, 2007. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123R with the following weighted average assumptions: expected dividend yield 0%, volatility 0%, risk-free interest rate of 5.18%, and expected warrant life of one year. The value was immaterial and therefore no expense was recorded.

In connection with conversion of $205,000 of notes payable to common stock on July 24, 2006 the Company issued warrants with a cashless exercise provision to purchase an aggregate of 51,250 shares of our common stock to the Holders exercisable within one year of issuance at a price per share of $1.50 (the “Conversion Warrants”). The Conversion Shares and shares underlying the Conversion Warrants are restricted in accordance with Rule 144 promulgated under the Securities Act of 1933, as amended.

In connection with the issuance of common stock units for cash and services, the Company has an aggregate of 3,032,752 and 2,876,502 warrants outstanding at September 30, 2006 and 2005, respectively. The Company has reserved 3,032,752 shares of common stock for the future exercise of the warrants at September 30, 2006.

(F) Amendment to Articles of Incorporation

During 2004, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 100,000,000 common shares at a par value of $0.01 per share.

NOTE 5      RELATED PARTY TRANSACTIONS

See Note 2 & 6.

NOTE 6       COMMITMENTS AND CONTINGENCIES

(A) Consulting Agreements

During December 2001, the Company entered into an agreement with a consultant to serve as its interim President for a term of up to five years. The agreement called for annual compensation of $250,000. The agreement expires the earlier of December 2006 or on the effectiveness of an SB-2 Registration Statement (See Note 5). The Company has accrued

ALLIANCE RECOVERY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

$337,813 under the agreement to the consultant at September 30, 2006. For the period November 6, 2001(inception) to September 30, 2006, the Company recorded $1,208,333 of expenses associated with this agreement.

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

During January 2004, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive: 200,000 shares of common stock, monthly retainers of $4,000, warrants to purchase 100,000 shares of common stock at an exercise price of $5.00 for a period of three years, and an option to purchase 100,000 shares of common stock at an exercise price of $7.50 for a period of three years. The common stock has a fair value of $100,000 based on recent cash offerings and has been amortized over the life of the agreement ($0.50 per share)).

In January 2005, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of

ALLIANCE RECOVERY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
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

(B) License Agreement

Upon effectiveness of the employment agreement with our Chief Executive Officer and President, the Company will be entitled to use certain technology and know-how that is owned by our Chief Executive Officer and President royalty free until the end of the employment agreement. Upon termination of the employment agreement with the Chief Executive Officer and President, the Company has the right to license the technology for a one time fee. The license fee will be negotiated by the Company and the Chief Executive Officer and will equal the replacement value of such technology and will be determined with reference to the engineer’s opinion dated March 6, 2002, a copy of which is attached to the employment agreement (See Note6(A)).

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
AS OF SEPTEMBER 30, 2006
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

 NOTE 7     GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a stockholders’ deficiency of $1,562,191, a working capital deficiency of $482,671 and used cash in operations from inception of $1,458,249. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ALLIANCE RECOVERY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 8       SUBSEQUENT EVENTS

In October 2006 an investor loaned the Company a total of $25,000. The note is unsecured, due one year from the date of issuance and are non interest bearing for the first nine months, then accrued interest at a rate of 6% per annum for the remaining three months

Item 2.  Management’s Discussion and Analysis or Plan of Operation

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

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. The notes to our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Among the reasons cited in the notes as raising substantial doubt as to our ability to continue as a going concern are the following: we are a development stage company with no operations, a stockholders’ deficiency of $1,562,191 and cash used in operations from inception through September 30, 2006 of $1,458,249. As of September 30, 2006, we had a working capital deficiency of $477,368.

Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise additional capital and generate revenues. These conditions raise substantial doubt about our ability to continue as a going concern.
We will receive proceeds of $2,681,502 from the exercise of warrants to purchase 2,681,502 shares of our common stock which are exercisable at $1.00 per share. In addition, we will also receive $1,250,000 from the exercise of warrants to purchase an aggregate of 200,000 shares held by Mirador Consulting Inc. Such warrants are exercisable at the following prices: 100,000 at $5.00 per share and 100,000 at $7.50 per share. In addition, we will also receive $226,875 from the exercise of warrants to purchase an aggregate of 151,250 shares of our common stock which are exercisable at $1.50 per share. Therefore, we will receive aggregate proceeds of $4,158,377 from the exercise of all of the outstanding warrants. Any proceeds from the exercise of the warrants will be allocated for general working capital.

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

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no operations, a stockholders’ deficiency of $1,562,191 a working capital deficiency of $477,368and used cash in operations from inception of $1,458,249. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

Our unaudited balance sheet as of September 30, 2006 reflects assets of $12,475 consisting of cash of $7,172 and property and equipment of $5,303 and total liabilities of $489,843 consisting of accounts payable and accrued expenses of $52,030, an amount of $337,183 due to a related party, and a note payable of $100,000.

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

Potential Liabilities

Our failure to disclose the lack of sufficient authorized capital and the rescission offer made to the earlier investors in our private placement to the later investors created certain liabilities, as set forth in this section, for us under federal securities and related laws. Generally, under state securities laws the investor can sue us to recover the consideration paid for the security together with interest at the legal rate, less the amount of any income received from the security, or for damages if he or she no longer owns the security or if the consideration given for the security is not capable of being returned. Damages generally are equal to the difference between the purchase plus interest at the legal rate and the value of the security at the time it was disposed of by the investor plus the amount of any income, if any, received from the security by the investor. Generally, certain state securities laws provide that no suit can be maintained by an investor to enforce any liability created under certain state securities statues if the seller makes a written offer to refund the consideration paid together with interest at the legal rate less the amount of any income, if any, received on the security or to pay damages and the investor refuses or fails to accept the offer within a specified period of time, generally not exceeding 30 days from the date the offer is received.

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

Subsequent Events

In October 2006 an investor loaned the Company a total of $25,000. The note is unsecured, due one year from the date of issuance and are non interest bearing for the first nine months, then accrued interest at a rate of 6% per annum for the remaining three months

Critical Accounting Policies

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 24, 2006, pursuant to the terms of the Amended Notes, the Holders converted the principal amount outstanding into shares of our common stock. Based on same, we issued an aggregate of 136,669 shares of our common stock and a price of $1.50 per share (the “Conversion Shares”). In addition, we issued warrants with a cashless exercise provision to purchase an aggregate of 51,250 shares of our common stock to the Holders exercisable within one year of issuance at a price per share of $1.50 (the “Conversion Warrants”). The Conversion Shares and Conversion Warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.The Conversion Shares and shares underlying the Conversion Warrants are restricted in accord with Rule 144 promulgated under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None

 Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 31, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

None

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

November 9, 2006