Form 10KSB
period 2006-12-31
ALLIANCE RECOVERY CORP
filed 2007-04-02
CIK 1305055

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☒ No ☐

Revenues for year ended December 31, 2006: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2006, was: $0

Number of shares of the registrant’s common stock outstanding of March 2, 2007 was: 19,233,825

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
We intend to implement suitable resource recovery technologies and strategies (the “ARC Process”) to convert industrial and other waste materials into electrical energy for sale to specific industrial entities or into local power grids, and to produce for re-sale by products including carbon black, steel, and steam and/or hot water. We will be able to undertake this after we raise $20,000,000 and construct our first facility. We are currently seeking financing and therefore upon the raising of $20,000,000 we will take 18 months to construct the facility.

We believe that management and our third party consulting engineers have identified a one-step manufacturing process based upon the utilization of existing manufacturing processes to efficiently convert rubber wastes of all kinds including scrap tires into fuel oil, for electrical power generation, with minimal if any negative impact to the environment. We believe this system may be patentably distinct. However, the system components are available commonly from fabricators and suppliers. The results of our development efforts are now commercially available.

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

The first ARC facility, when funded, will be operated as our subsidiary and will take approximately 18 months to construct. Upon construction and installation of processing equipment, the facility will annually utilize up to 100,000,000 pounds of waste rubber as the feedstock to produce oils and gases for the production processes and to generate electricity. In terms of passenger tires, this represents the annual reduction of approximately 4.6 million scrap tires.

In 2001, 292 million scrap tires were generated in the United States (the source of this Information is Chaz Miller of Environmental Industry Associations as reported by Wasteage.com on June 1, 2003). Of the 292 million scrap tires, cars contribute two-thirds of scrap tires, the remainder comes from trucks, heavy equipment, aircraft, off-road and scrapped vehicles.

The aforementioned number of scrap tires generated is equivalent to approximately 1 scrap tire for every person living in the U.S. today. In Michigan, Ohio, New York, Pennsylvania, and the province of Ontario, the population is well over 50 million, and all these major states are connected to Lake Erie. We have identified suitable sites with port locations in the Great Lakes region to allow for the utilization of tug and barge transportation which continues to be the most inexpensive form of transportation for large volumes of freight.

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

PRODUCT DISTRIBUTION

Our future Vice President of Marketing working in conjunction with our future Vice President of Technology will also develop and implement campaigns related to the sale of our various byproducts. A targeted marketing campaign pertaining to the sale of carbon black and scrap steel will also commence prior to completion of construction. However, we may not be positioned to enter into carbon black supply contracts until such time as samples are made available from the operation of the showcase facility. It is likely that these samples would be made available as a result of operation the processing equipment during the performance testing phase of the installation and immediately prior to commercial certification. The commercial certification will occur after the equipment has operated for a period of approximately 90 days and all contract performance specifications have been achieved. There may be delays associated with the correction of deficiencies in order that the processing equipment meet certain performance standards prior to commercial certification. However, the Company has included the 90 day start-up phase within the overall timeline to allow for the correction of deficiencies by fabricator suppliers.  Although the vast majority of the rubber to oil system is based upon off-the-shelf components, if further delays occur as a result of fabricator suppliers correction of deficiencies, the Company could be delayed in its ability to generate revenue.

Although we have identified several experts currently responsible for the sale of carbon products currently with other companies and they have expressed an interest in the position of Vice President Marketing, there is no guarantee that their previous experience will allow them to successfully initiate a campaign that will lead to the sale of our carbon black. However, the successful operation of the thermal system will generate commercial grades of carbon black that could be utilized by rubber formulation companies for specific products. Additionally, our carbon black could be blended with other sources of carbon black thereby allowing rubber formulators to meet customer’s requirements for recycled content. Alliance carbon black is advantageous to other forms of recycle content as it is a virgin product made from oil that is a waste rubber derivative.

The sale of steam and/or hot water will occur as a result of a marketing effort to identify and enter into discussions with an existing hydroponics greenhouse operator that desires to enter into a relationship with us to move into specific jurisdiction where ARC facilities will be located immediately in, or adjacent to large metropolitan centers. Management discussions with several greenhouse operators suggests that in addition to the availability of discounted heat from us, hydroponics greenhouse operators like to distribute product from operations that are positioned adjacent to large markets. Although we have yet to complete an agreement with a hydroponics greenhouse operator, preliminary discussions with several current operators would indicate that the availability of a reliable discounted heat source for the production of hot water could be a cost effective alternative to their current consumption of non-renewable resources to fuel boilers to generate the required hot water.

PROCESS OF TIRE DERIVED FUEL

At the present time, shredding tires removes the hollow donut shaped tire from the environment which in many jurisdiction is considered public health risk. Waste tires, when left in dumps or collected out of doors collect water. The sun heats the tire and water up in the daytime hours and the density of the rubber holds some of the heat at night. As a result the water in the waste tires becomes an ideal breeding ground for mosquitoes. There remains an extreme public health concern pertaining to diseases carried by mosquitoes. When waste tires are stored near urban areas they become a public health concern thereby making it necessary for waste operators to shred the tire so water cannot be collected. As a result, a significant investment has been made by these operators in shredders to support their operations. The cost of maintaining and operating the shredder appears to be significant. Management believes that the cost of shredding each tire can in some jurisdiction be equivalent to the disposal fee making it necessary for operators to rely on the sale of tire derived fuel to sustain their economic viability. However, our consulting engineers have advised us that in almost all jurisdictions in the United States the blending of TDF with coal or other fuels is limited to 10-15 % of total fuel consumed. Our consulting engineers have also advised Management that to dispose of shredded rubber, shreds are now being mixed with soil used to top dress municipal waste sites. Obviously, once mixed with soil at a landfill site, the oil resource in the rubber waste is no longer recoverable.

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

RESEARCH AND DEVELOPMENT

The entire research and development effort has been supported by Mr. Vaisler & his family prior to our incorporation. It commenced over 9 years ago. The Company has not estimated the total. The number of hours of R&D activity pertaining to the development of our business and technology. Furthermore, we have also relied on the R&D of other groups to augment our overall R&D efforts with off-the-shelf technology and processes that are currently commercially available.

FINANCING
We will need to complete a $20,000,000 financing (private placement of debt/equity) in order to construct the first facility.

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
The Rubber Manufacturers Association suggests that in their report, US Scrap Tire Markets, 2003 edition, that as many as 290 Million tires are disposed of every year in the US. That is approximately one tire for every man, woman and child in the US today. We plan on locating on a site with access to the Great Lakes, so that in the event sufficient tires were not immediately available from the immediate jurisdiction surrounding the installation, marketing efforts could extend to other states connected to the Great Lake system. The densely populated areas on the southern shores of these lakes, referred to as the “rust belt” and Ontario to the north could all support an ARC installation on their own. The populations of the entire area are as follows:

Michigan	10,050,446
Ohio	11,421,267
New York	19,157,532
Pennsylvania	12,335,091
Ontario	12,439,800

PRODUCT, MARKETS & SERVICES

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

As a result of discussions with patent attorneys, we believe that the rubber to oil system components may be patentably distinct. However, we have also been advised to treat the main rubber to oil system components as a “black box” and to seek patent protection on both the feed side and exhaust side of the process furnace immediately prior to going from final fabrication design to actual equipment fabrication. As a result of secrecy agreements with our consulting engineers and the overall system engineering team, all intellectual property developed as a result of their efforts is our property. In any event, if we should not proceed with patent protection or not be able to obtain patent protection; it is highly unlikely that our business would be negatively impacted. The length of time it would take a competitor to replicate and integrate the various system components would be lengthy. Raising the capital required to develop a competitive system would also be a lengthy process. During that period, we would have already established ourselves in targeted markets.

We presently have no copyrights, patents or trademarks.

EMPLOYEES

During the fiscal year ended December 31, 2006, we had no employees. Upon receiving funding for our initial facility, Peter Vaisler will become our first full-time employee. We have no other firm commitments for employment but it is expected that subsequent to Mr. Vaisler’s employment, 6 key management, and support positions, will be filled to address financial, business, construction, and regulatory matters. In addition at our first operating subsidiary installation, we expect to employ approximately 25 people on a full-time basis. We will employ additional people as we continue to implement our plan of operation. This will be undertaken as follows:

We will operate processing facilities as subsidiaries. Each subsidiary will be required to have the following full time employees:

General Manager	$95, 000
Secretary	$40 ,000
Bookkeeper	$35, 000
3 Shift Supervisor/System Operators	$165, 000
6 Machinery Operators	$240, 000
6 Production/Packaging	$180, 000
3 Maintenance Mechanics	$120,000

We estimate that benefits will equal 20% of expected salaries.   Such salary and benefit estimations are incorporated into our Valuation Report projections.

Although the management team will be augmented by specific consultants to address technical, compliance and engineering issues, the ARC corporate offices will require a management team to support the installation, start-up, operations, sales of disposal services, product sales, and finance of the initial showcase facility and any subsequent installations, in addition to all corporate matters including regulatory and compliance issues.

Our President and CEO will initially augment our management team with a CFO/Business Manager. Reporting to the President, the CFO/Business Manager will be responsible for corporate finances, regulatory and compliance matters and the overall day-to-day management of the corporate offices. Initially, the corporate offices will be located at the showcase installation as a matter of convenience. The entire management team will be focused on the equipment fabrication and installation, start-up, and operations of the showcase facility. At this time, an Executive Secretary will join the management team to assist both the President and CEO and the CFO/Business Manager. The next additions to the management team are VP Technology and VP Marketing. Reporting to the President, the VP Technology having a background in a hydrocarbon related industry and the manufacturing of carbon products will head up the engineering team responsible for the completion of all system design, fabrication, installation, site development, software development, procurement and contract management. The VP Technology will coordinate our engineering team of consultants and will work closely with the CFO/Business Manager to implement accounting policies and controls pertaining to the development and operations of the subsidiary showcase facility. The VP Marketing will be responsible for the development and implementation of a marketing campaign pertaining to the sale of disposal services to the existing infrastructure within the jurisdiction. The VP Marketing working in conjunction with the VP Technology will also develop and implement campaigns related to the sale of our various byproducts. In addition to the President and CEO, the corporate office staff during the construction and installation process shall be as follows:

CFO/Business Manager - $100,000; VP Technology - $85,000; VP Marketing - $85,000; and Executive Secretary - $40,000

Item 2.  Description of Property

During the fiscal year ended December 31, 2006 we did not own or lease any property. Our President, Mr. Vaisler uses various offices including his home office, directors’ offices, and the offices of legal counsel at no cost to us.

There are no limitations pertaining to the use of Mr. Vaisler’s home office. However, subsequent to the financing for the first facility, an office construction trailer will be moved to the selected site and the corporate office functions will be based there until such time as the showcase installation offices are complete. Upon completion of the showcase facility’s offices, the corporate offices will be moved into the office area until such time as the facility is fully operational.

Item 3.  Legal Proceedings

We are not presently a party to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fiscal year ended December 31, 2006, we did not present any matters for approval by the affirmative vote of all shareholders.

Item 5.  Market for Common Equity and Related Stockholder Matters

No Public Market for Common Stock

During the fiscal year ended December 31,2006, there was no public market for our common stock. We were in the application process for a quotation of our shares of common stock on the Over the Counter Bulletin Board. During that process we could not provide any assurance that our shares would be quoted on the Over the Counter Bulletin Board or, if quoted, that a public market would materialize.
On January 26, 2007, our shares of common stock received a quotation on the Over the Counter Bulletin Board under the symbol “ARVY.” As of March 16, 2007, its closing stock price was $.40.

Holders

As of December 31, 2006, in accordance with our transfer agent records, there were 98 holders of our shares of common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities
On September 19, 2006, we issued 5,000 shares of our restricted common stock to the following party for cash consideration of $1.00 per share or $5,000 in the aggregate: Pamela J. Boyd - 5,000. Ms. Boyd is a present shareholder. Such shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. Such issuance qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Ms. Boyd was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Ms. Boyd had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

Our shares of common stock are currently quoted on the Over the Counter Bulletin Board under the symbol “ARVY” and has been since January 26, 2007. There is a limited trading market for our shares of common stock.

Stock Option Grants

As of December 31, 2006, we have not granted any stock options.

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

During the fiscal year ended December 31, 2006, no revenues were generated and we do not anticipate revenues until such time as the first facility has been constructed and commercially operated. The construction of the first showcase facility will require $20 million. However, currently there are no commitments for capital and furthermore, the successful implementation of all aspects of the business plan is subject to our ability to complete the $20 Million capitalization. It is expected the required funds will be raised as a result of private offerings of securities or debt, or other sources.

Should the required funding not be forthcoming from the aforementioned sources, public offerings of equity, or securities convertible into equity may be necessary. In any event, our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. The notes to our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Among the reasons cited in the notes as raising substantial doubt as to our ability to continue as a going concern are the following: we are a development stage company with no operations, a stockholders’ deficiency of $1,642,995 and cash used in operations from inception through December 31, 2006 of $1,508,384. As of December 31, 2006, we had a working capital deficiency of $562,917.

Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise additional capital and generate revenues. These conditions raise substantial doubt about our ability to continue as a going concern.
We will receive proceeds of $1,954,896 from the exercise of the 1,954,896 warrants which are exercisable at $1.00 per share. In addition, we will also receive also receive $1,250,000 from the exercise of the 200,000 Mirador warrants which are exercisable at the following prices: 100,000 at $5.00 per share and 100,000 at $7.50 per shares. Therefore, we will receive aggregate proceeds of $3,204,896 from the exercise of the outstanding warrants. Any proceeds from the exercise of the warrants will be allocated for general working capital.

Plan of Operations

Management has developed forged relations with several corporate finance entities that have expressed an interest in participating in our overall expansion in the United States and Europe. In most cases, as a condition precedent to their participation, we must be publicly traded or quoted on a recognized stock exchange such as the OTC Bulletin Board. This occurred on January 26, 2007.

The efforts of our management team and our consultants and advisors will be to complete appropriate financing arrangements. The completion of the $20,000,000 financing will be our exclusive effort prior to the construction and development of the first installation.

Upon completion of the $20,000,000 capitalization, our next priority will be the construction of the first installation. For this construction, it will be necessary for management to initially focus on two specific activities. First, project management consultants will be engaged to assist us in all matters associated with identifying and preparing the site. This activity includes regulatory approvals as well as final design and layout based upon commercial equipment available for procurement and/or fabrication

In the event we are not able to raise $20,000,000 to complete construction of our first showcase facility, we will be forced to seek additional financing in order to maintain operations over the next 12 months. Our existing shareholders have indicated a willingness to invest further capital in us.

In addition, we will continue to develop our industry contacts, develop our business plan, refine our technology, search for suitable sites, and devote efforts to secure the capital required to implement our business plan.

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

The entire project could be delayed as a direct result of several factors. Should we not be able to a lease or purchase a suitable property within a timely manner, the project could be delayed indefinitely until such time as an appropriate site is secured. Although we have located several suitable sites that could be appropriately permitted, unforeseen regulatory changes could make it difficult to obtain the required permits causing further delays thereby causing us to take additional time to identify other suitable sites. Should there be delays in the delivery of thermal processing or electrical generation equipment as a result of material shortages, labor problems, transportation difficulties etc., our commercial operation would be delayed thereby not allowing us to generate revenues as anticipated. Should the delay be lengthy, management could be required to seek additional financing or seek other remedies in law pertaining to delivery and performance failures of the fabricator suppliers. Regulatory changes causing delays in the construction, processing equipment installation and start-up of the showcase facility will lengthen the period of time for us to start to generate revenues from operations. We will only be in the position to commence a US expansion of processing facilities upon the successful completion, start-up and operation of the showcase facility.

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

Pursuant to preliminary discussions with corporate finance professionals, items #16 through #18 set forth below are anticipated fees and expenses pertaining to the $20,000,000 financing that we will be seeking. The following schedule outlines the categories associated with the financing, completion, start-up and commercial operation of the first installation. It is expected that many of the following development categories outlined in the following schedule will be completed concurrently.

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

During the construction and installation of the first facility, our future Vice President of Marketing with assistance from our future Vice President of Technology will commence a specific and targeted marketing campaign directed at the current rubber waste disposal infrastructure, regulatory agencies, retail associations and the public. Promotional activities will include media, public awareness, trade journals, seminars and meetings and discussions with waste hauler and disposal companies. These activities will also include meetings and discussions with state regulatory and enforcement officials.

Based upon discussions with state regulators, it is our belief that all communities in the United States and Canada are being encouraged by state, provincial and federal authorities to be more environmentally responsible. An example of amplified environmental concern occurring in 2004 was the State of Michigan’s position pertaining to the continued dumping of waste from out-of-state communities that included Toronto, Ontario, Canada. State regulations were implemented in an attempt to curtail the amount and sources of waste being disposed at Michigan dump sites. It is our belief, that since the early 1990s the federal EPA has been concerned with the interstate transportation of waste. The federal position seems to be that communities that generate should be responsible for the ultimate disposition of the waste within their municipality. An attempt to limit interstate transportation of waste was contained in the Interstate Modal Transportation Act which was never approved as originally proposed.

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

A targeted marketing campaign pertaining to the sale of carbon black and scrap steel will also commence prior to completion of construction. However, we may not be positioned to enter into carbon black supply contracts until such time as samples are made available from the operation of the showcase facility. It is likely that these samples would be made available as a result of operation the processing equipment during the performance testing phase of the installation and immediately prior to commercial certification. The commercial certification will occur after the equipment has operated for a period of approximately 90 days and all contract performance specifications have been achieved. There may be delays associated with the correction of deficiencies in order that the processing equipment meet certain performance standards prior to commercial certification. However, the Company has included the 90 day start-up phase within the overall timeline to allow for the correction of deficiencies by fabricator suppliers. Although the vast majority of the rubber to oil system is based upon off-the-shelf components, if further delays occur as a result of fabricator suppliers correction of deficiencies, we could be delayed in our ability to generate revenue.

Although, we have identified several experts currently responsible for the sale of carbon products currently with other companies and they have expressed an interest in the position of VP Marketing, there is no guarantee that their previous experience will allow them to successfully initiate a campaign that will lead to the sale of our carbon black. However, the successful operation of the thermal system will generate commercial grades of carbon black that could be utilized by rubber formulation companies for specific products. Additionally, our carbon black could be blended with other sources of carbon black thereby allowing rubber formulators to meet customers requirements for recycled content. We believe our carbon black will be advantageous to other forms of recycled content as it will be is a virgin product made from oil that is a waste rubber derivative.

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

The ARC installation is designed to operate continuously. As a result, the installation has the ability to produce heat constantly to service the hot water requirements of a hydroponics operator or other commercial uses. The heat produced can be considered a bi-product from the operation of the thermal conversion and electrical generation equipment. Rather than utilizing the heat source for any particular use, we could use a commercial cooling tower to cool the thermal processing equipment and could decide not to operate the heat recovery system components associated with the reciprocating engines responsible for the generation of electricity. However, management believes that utilizing the bi-product heat capacity in an environmentally friendly way is a common sense alternative to exhausting heat into the atmosphere. It is the belief of management, our consulting engineers and the several of the hydroponics operators that have discussed our ability to generate heat, that a15 to 20 acre hydroponics greenhouse could be heated from the heat recovered from the thermal process heat recovery boiler in combination with the heat available from standard heat recovery mechanisms that are part of the reciprocating engines driving the alternators making electricity.

The type of relationship discussed is based upon the notion that the hydroponics greenhouse operator would lease a site immediately adjacent to the showcase facility. Based upon our final equipment selection, pertaining to both the thermal conversion of rubber to oil and the generation of electricity, we will be positioned to provide details as to the amount of steam and/or hot water that be generated for conveyance to the greenhouse via an insulated pipeline. A heat exchanger will transfer the heat from the ARC steam and/or hot water to the hot water in the hydroponics operator’s underground reservoir.

The ARC cooled condensate and/or water will be returned to the ARC via the aforementioned pipeline heated again and once again returned to the greenhouse in a closed loop system.

Several methods of compensation for ARC heat sources have been discussed. These include a percentage of the hydroponics greenhouse gross or not sales and discounted avoided cost which is the operators cost of natural gas or fuel oil less a negotiated discount. We will not be positioned to enter into specific negotiations until such time as the $20,000,000 financing has been completed.

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no operations, a stockholders’ deficiency of $1,642,995, a working capital deficiency of $562,917 and used cash in operations from inception of $1,508,384. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

Our audited balance sheet as of December 31, 2006 reflects assets of $36,782 consisting of cash of $32,037 and property and equipment of $4,745 and total liabilities of $594,954 consisting of accounts payable and accrued expenses of $59,262, an amount of $361,851 due to a related party, a note payable of $150,000, and a note payable due to a related party of $23,841.

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

 Item 7. Financial Statements and Supplementary Data

The financial statements of the Company, together with the report of the auditors, are as follows:

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-2	BALANCE SHEET AS OF DECEMBER 31, 2006

F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 2006 AND 2005 AND FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO DECEMBER 31, 2006

F-4	STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO DECEMBER 31, 2006

F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO DECEMBER 31, 2006

F-6 - F-14	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Alliance Recovery Corporation

We have audited the accompanying balance sheet of Alliance Recovery Corporation as of December 31, 2006, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Alliance Recovery Corporation as of December 31, 2006 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company had a working capital deficiency of $562,917, a stockholders’ deficiency of $1,642,995 and used cash in operations from inception of $1,508,384. This raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 10. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
March 14, 2007

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

ASSETS

CURRENT ASSETS
Cash	$32,037

Property and Equipment, net	4,745

TOTAL ASSETS	$36,782

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$59,262
Due to related party	361,851
Notes payable - net of discount of $1,159	23,841
Notes payable - related party	150,000

TOTAL CURRENT LIABILITIES	594,954

COMMITMENTS AND CONTINGENCIES	-

Common Stock Subject to Rescission Offer, $.01 par value,
1,986,646 shares issued and outstanding	1,084,823

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value, 100,000,000 shares authorized, 16,947,179 shares issued and outstanding	169,472
Additional paid in capital	593,347
Subscriptions receivable	(6,300)
Accumulated deficit during development stage	(2,399,514)
Total Stockholders’ Deficiency	(1,642,995)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$36,782

See accompanying notes to financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		For The Period From November 6, 2001 (Inception) to
	2006	2005	December 31, 2006
OPERATING EXPENSES
Consulting fees	$-	$75,271	$526,868
Consulting fees - related party	250,000	250,000	1,270,833
Professional fees	49,530	71,735	290,973
General and administrative	44,812	147,285	293,980

TOTAL OPERATING EXPENSES	344,342	544,291	2,382,654

OTHER EXPENSES
Interest Expense	15,674	1,186	16,860

NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(360,016)	(545,477)	(2,399,514)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(360,016)	$(545,477)	$(2,399,514)
.
Net loss per share - basic and diluted	(0.02)	(0.03)	$(0.15)

Weighted average number of shares outstanding during the period - basic and diluted	16,835,972	16,817,798	16,538,164

See accompanying notes to financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION)

TO DECEMBER 31, 2006

	Common Stock		Additional Paid-In	Subscription	Deferred Stock	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Common stock issued to founders for services ($0.01 per share)	8,410,000	$84,100	$-	$-	$-	$-	$84,100

Common stock issued for cash ($0.0137 per share)	7,687,800	76,878	28,186	(105,064)	-	-	-

Net loss for the period from November 6, 2001 (inception) to December 31, 2001	-	-	-	-	-	(104,933)	(104,933)

BALANCE DECEMBER 31, 2001 (RESTATED)	16,097,800	160,978	28,186	(105,064)	-	(104,933)	(20,833)

Common stock with warrants issued for services ($0.50 per share)	112,710	1,127	55,228	-	(27,083)	-	29,272

Common stock issued for services ($0.50 per share)	100,000	1,000	49,000	-	(16,667)	-	33,333

Collection of subscriptions receivable	-	-	-	56,290	-	-	56,290

Net loss, 2002	-	-	-	-	-	(482,211)	(482,211)

BALANCE DECEMBER 31, 2002 (RESTATED)	16,310,510	163,105	132,414	(48,774)	(43,750)	(587,144)	(384,149)

Amortization of deferred compensation	-	-	-	-	43,750	-	43,750

Net loss, 2003	-	-	-	-	-	(417,622)	(417,622)

BALANCE, DECEMBER 31, 2003 (RESTATED)	16,310,510	163,105	132,414	(48,774)	-	(1,004,766)	(758,021)

Common stock with options issued for services ($0.50 per share)	200,000	2,000	98,000	-	(4,158)	-	95,842

Issuance of warrants for services	-	-	-	-	-	-	-

Net loss, 2004	-	-	-	-	-	(489,255)	(489,255)

BALANCE, DECEMBER 31, 2004 (RESTATED)	16,510,510	165,105	230,414	(48,774)	(4,158)	(1,494,021)	(1,151,434)

Common stock with options issued for services ($0.50 per share)	300,000	3,000	147,000	(300)	(149,700)	-	-

Amortization of deferred compensation	-	-	-	-	147,621	-	147,621

Collection of subscription receivable	-	-	-	42,774	-	-	42,774

Net loss, 2005	-	-	-	-	-	(545,477)	(545,477)

BALANCE, DECEMBER 31, 2005	16,810,510	$168,105	$377,414	$(6,300)	$(6,237)	$(2,039,498)	(1,506,516)

Amortization of deferred compensation	-	-	-	-	6,237	-	6,237

Conversion of notes payble to common stock	136,669	1,367	215,933	-	-	-	217,300

Net Loss, 2006	-	-	-	-	-	(360,016)	(360,016)

BALANCE, DECEMBER 31, 2006	16,947,179	$169,472	$593,347	$(6,300)	$-	$(2,399,514)	$(1,642,995)

See accompanying notes to financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For The Period From November 6, 2001 (Inception) To
	2006	2005	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(360,016)	$(545,477)	$(2,399,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	6,237	147,621	440,155
Depreciation expense	2,233	2,233	6,421
Amortization	5,455	1,186	12,641
Changes in operating assets and liabilities:
Prepaid expenses
Due to related party	53,692	-	361,851
Accounts payable and accrued expenses	30,700	(3,308)	70,062
Net Cash Used In Operating Activities	(261,699)	(397,745)	(1,508,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-		(11,166)
Net Cash Used In Investing Activities	-	-	(11,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	25,000	105,000	123,700
Proceeds from issuance of debt - related party	250,000	-	244,000
Proceeds from issuance of common stock subject to rescission	-	186,686	1,084,823
Proceeds from issuance of common stock	-	42,774	99,064
Net Cash Provided By Financing Activities	275,000	334,460	1,551,587

NET INCREASE (DECREASE) IN CASH	13,301	(63,285)	32,037

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,736	82,021	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,037	$18,736	$32,037

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

See accompanying notes to financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 and 2005

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

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2006, the Company did not have any balances that exceeded FDIC insurance limits.

(D)	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

(E)	Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2006 the Company has a net operating loss carryforward of $2,399,514 , available to offset future taxable income through 2026. The valuation allowance at December 31, 2006 was $815,835. The net change in the valuation allowance for the year ended December 31, 2006 was an increase of $122,405.

(F)	Stock-Based Compensation

 Effective January 1, 2006 The Company adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Prior to the adoption of SFAS 123R the Company accounted for stock options in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.

Under the modified prospective approach, the provisions of SFAS 123R apply to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased pr cancelled. Under the modified prospective approach, compensation cost recognized in the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant -date fair value estimated in accordance with the original provisions of SFAS 123, and the compensation costs for all share-based payments granted subsequent to January 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

(G)	Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2006 and 2005, 2,154,896 and 2,881,502; respectively of common share equivalents were anti-dilutive and not used in the calculation of diluted net loss per share

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

SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

 SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE 2  PROPERTY AND EQUIPMENT

        Property and equipment at December 31, 2006 were as follows:

Computer	$11,166
Less accumulated depreciation	(6,421)

$4,745

        During the years ended December 31, 2006 and 2005 and for the period from November 6, 2001 to December 31, 2006, the Company recorded depreciation expense of $2,233, $2,233 and $6,421 respectively.

NOTE 3  NOTES PAYABLE

Note Amount	$25,000
Discount	(1,159)

Balance	$23,841

December 2006 an investor loaned the Company a total of $25,000. The note is unsecured, due one year from the date of issuance and is non interest bearing for the first nine months, then accrues interest at a rate of 6% per annum for the remaining three months.

The Company imputed interest on the non interest bearing portion of the notes at a rate of 6% per annum. At December 31, 2006 the Company recorded a discount on the notes of $1,500 and amortized $341 of the discount as interest expense.

NOTE 4     NOTES PAYABLE - RELATED PARTY

In June, 2006 a director of the Company loaned the Company $100,000. The loan bears a rate of interest of 8% per annum and is payable twelve months from the date of issuance. In addition the Company issued the director warrants to purchase 100,000 shares of common stock with an exercise price of $1.50 per share for one year from the date of the note. The loan is unsecured and due June 28, 2007. In December, 2006 the Director loaned the Company an additional $50,000. The loan bears a rate of interest of 8% per annum and is payable eighteen months from the date of issuance As of December 31, 2006 the Company recorded and accrued interest expense of $5,719.

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

During 2002, the Company received cash and subscriptions receivable of $148,000 for 296,000 units consisting of one share of common stock and one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of December 31, 2006.

During 2003, the Company received cash and a subscription receivable of $661,323 for 1,322,646 units consisting of one share of common stock with one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of December 31, 2006.

During the year ended December 31, 2004, the Company received cash of $92,500 for 185,000 units consisting of one share of common stock with one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 per share ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of December 31, 2006.

In 2005, the Company sold a total of 183,000 shares of common stock to nine individuals for cash of $183,000 ($1.00 per share). Such amounts have been recorded as equity subject to rescission as of December 31, 2006.

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

(C)	Common Stock and Warrants Issued for Services

During April 2002, the Company entered into an agreement with a consultant to provide services for a period of one year. The agreement called for compensation of 100,000 units with a fair value of $50,000 based on recent cash offerings ($0.50 per share). The Company recorded $16,667 and $33,333 of consulting expense for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2006, the warrants have expired.
During May 2002, the Company entered into an agreement with a consultant to provide services for a period of two months. The agreement called for compensation of 12,710 units, each unit consists of one share of common stock and one common stock warrant exercisable at $1.00 per share for a period of two years. The units had a fair value of $6,355 based on recent cash offerings. The Company recorded consulting expense of $6,355 for the year ended December 31, 2002 ($0.50 per share). As of December 31, 2006, the warrants have expired.

During July 2002, the Company entered into an agreement with a consultant to provide services for a period of one year. The agreement called for compensation of 100,000 units, each unit consists of one share of common stock and one common stock warrant exercisable at $1.00 per share for a period of two years. The units had a fair value of $50,000 based on recent cash offerings ($0.50 per share). The Company recorded $22,917 and $27,083 of consulting expense for the years ended December 31, 2002 and 2003, respectively.

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

In January 2005, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of $2,000 per month. In addition the Company sold the consultant 300,000 shares of common stock for cash proceeds of $300 and recorded the fair value of the common stock of $149,700. The fair value of the common stock will be recognized over the term of the agreement. For the year ended December 31, 2005 the Company has recognized consulting expense of $143,463 under the agreement. For the year ended December 31, 2006 the Company recognized consulting expense of $6,237 under the agreement.

(D)	Common Stock Warrants

The Company issued 765,146 warrants during 2004, at an exercise price of $1.00 per share to a consultant for services. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 0%, risk-free interest rate of 3.5%, and expected warrant life of one year. The value was immaterial and therefore no expense was included in general and administrative expense at the grant date.  As of December 31, 2006, the warrants have expired

In connection with the issuance of common stock units for cash and services, the Company has an aggregate 2,154,896 and 2,881,502 warrants outstanding at December 31, 2006 and 2005, respectively. The Company has reserved 2,154,896 shares of common stock for the future exercise of the warrants at December 31, 2006.

(E)	Common Stock and Warrants Issued for Conversion of Notes Payable

Between October and December 2005 three investors and a director loaned the Company a total of $205,000. The notes are unsecured, due one year from the date of issuance and are non interest bearing for the first nine months, then accrued interest at a rate of 6% per annum for the remaining three months.  The Company imputed interest of $12,300 on the non interest bearing portion of the notes at a rate of 6% per annum. On July 21, 2006, we amended four promissory notes (the “Amended Notes”) originally executed on October 7, 2005 in favor of Lewis Martin, James E. Schiebel, Susan Hutchison, and Walter Martin respectively (each a “Holder” and collectively the “Holders”). The Amended Notes provide for a conversion feature pursuant to which each Holder is entitled to convert the outstanding principal amount into shares of the Company's common stock at a conversion rate of $1.50 per share. In addition, upon conversion, each Holder is entitled to receive a warrant to purchase one-quarter of one share of our common stock exercisable within one-year of issuance at an exercise price of $1.50 per share. On July 24, 2006, pursuant to the terms of the Amended Notes, the Holders converted the principal amount outstanding into shares of our common stock. Based on same, we issued an aggregate of 136,669 shares of our common stock and a price of $1.50 per share (the “Conversion Shares”). In addition, we issued warrants with a cashless exercise provision to purchase an aggregate of 51,250 shares of our common stock to the Holders exercisable within one year of issuance at a price per share of $1.50 (the “Conversion Warrants”). The Conversion Shares and shares underlying the Conversion Warrants are restricted in accord with Rule 144 promulgated under the Securities Act of 1933, as amended.

(F)	Common Stock Warrants

The Company issued 765,146 warrants during 2004, at an exercise price of $1.00 per share to a consultant for services. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 0%, risk-free interest rate of 3.5%, and expected warrant life of one year. The value was immaterial and therefore no expense was recorded in general and administrative expense at the grant date. As of December 31, 2006, the warrants have expired.

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

In connection with the issuance of common stock units for cash and services, the Company has an aggregate of 2,154,896 and 2,881,572 warrants outstanding at December 31, 2006 and 2005, respectively. The Company has reserved 2,154,896 shares of common stock for the future exercise of the warrants at December 31, 2006.

(F)	Amendment to Articles of Incorporation

During 2004, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 100,000,000 common shares at a par value of $0.01 per share.

NOTE 7  RELATED PARTY TRANSACTIONS

In June, 2006 a director of the Company loaned the Company $100,000. The loan bears a rate of interest of 8% per annum and is payable twelve months from the date of issuance. In addition the Company issued the director warrants to purchase 100,000 shares of common stock with an exercise price of $1.50 per share for one year from the date of the note. The loan is unsecured and due June 28, 2007. In December, 2006 the Director loaned the Company an additional $50,000. The loan bears a rate of interest of 8% per annum and is payable eighteen months from the date of issuance As of December 31, 2006 the Company recorded and accrued interest expense of $5,719

During December 2001, the Company entered into an agreement with a consultant to serve as its interim President for a term of up to five years. The agreement called for annual compensation of $250,000. The agreement expires the earlier of December 2006 or on the effectiveness of an SB-2 Registration Statement. The Company has accrued $361,851 under the agreement to the consultant at December 31, 2006. For the Period November 6, 2001(Inception) to December 31, 2006 the Company recorded $1,270,833 of expenses associated with this agreement.

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

During December 2001, the Company entered into an agreement with a consultant to serve as its interim President for a term of up to five years. The agreement called for annual compensation of $250,000. The agreement expires the earlier of December 2006 or on the effectiveness of an SB-2 Registration Statement. The Company has accrued $361,851 under the agreement to the consultant at December 31, 2006. For the Period November 6, 2001(Inception) to December 31, 2006 the Company recorded $1,270,833 of expenses associated with this agreement.
During April 2002, the Company entered into an agreement with a consultant to provide services for a period of one year. The agreement called for compensation of 100,000 units with a fair value of $50,000 based on recent cash offerings ($0.50 per share). The Company recorded $16,667 and $33,333 of consulting expense for the years ended December 31, 2003 and 2002, respectively.

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

In January 2005, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of $2,000 per month. In addition the Company sold the consultant 300,000 shares of common stock for cash proceeds of $300 and recorded the fair value of the common stock of $149,700. The fair value of the common stock will be recognized over the term of the agreement. For the year ended December 31, 2005, the Company has recognized consulting expense of $143,463 under the agreement. During the year ended December 31, 2006, the Company has recognized consulting expense of $6,237 under the agreement.

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

NOTE 9   GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a stockholders’ deficiency of $1,642,995, a working capital deficiency of $562,917 and used cash in operations from inception of $1,508,384. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 10    SUBSEQUENT EVENTS
In February 2007 a director of the Company loaned the Company $50,000. The loan bears interest at a rate of eight percent per annum . The loan is unsecured and due July 9, 2007.

In March 2007, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of $4,000 per month. In addition the Company sold the consultant 300,000 shares of common stock for cash proceeds of $300 and recorded the fair value of the common stock of $153,000. The fair value of the common stock will be recognized over the term of the agreement. The Company has also agreed the pay the public relation firm a 5% finder fee for any business or capital raise derived from its relationship with the public relations firm.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal year ending December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 9.  Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are:

Name	Age	Position/Date

Peter Vaisler	56	Director, President, Chief Executive Officer; as of November 2001 Principal Financial Officer, Principal Accounting Officer; as of February 2005

David Williams	65	Director; as of January 2004

Walter Martin	65	Director; as of January 2004

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

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in our financial statements at this stage of our development.

Certain Legal Proceedings

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. During 2006, Form 3’s were filed by each officer, director and 10% or greater shareholder. To the best of the Company’s knowledge, no other reports are required to be filed. However, the Form 3 filings undertaken in 2006 do not agree with the Company’s transfer agent records. The Company is looking into its discrepancy and will make the appropriate filings upon determining what the discrepancy is.

Code Of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Principal Financial Officer. The Code of Ethics was filed with our Form 10-KSB for the year ending December 31, 2005 as Exhibit 14 (SEC File No. 333-121659).

Item 10. Executive Compensation

Compensation of Executive Officers

Summary Compensation Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2006, 2005 and 2004:

SUMMARY COMPENSATION TABLE

Annual Compensation
Name/Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Option Stocks/Payouts Awarded
Peter Vaisler Director, CEO	2006	$250,000 *	0	10,236	0
	2005	$250,000 *	0	0	0
	2004	$250,000 *	0	0	0

* Represents non-salary compensation pursuant to Mr. Vaisler’s consulting agreement with us. Please note that Mr. Vaisler has accrued, but deferred such compensation and as noted below, his actual employment agreement will not become effective until the date on which we raise all, or substantially all, of the project financing pertaining to the construction of our first facility. Please also note that the other annual compensation represents a car allowance provided to Mr. Vaisler in accordance with his consulting agreement with us.

Consulting Agreement
We have a consulting agreement, as amended, with Peter Vaisler, who is also our President and Chief Executive Officer. The consulting agreement, as amended, calls for Mr. Vaisler to provide technology that he has developed for us, along with the use of his know-how and industry contacts to facilitate the realization of our business objectives. Mr. Vaisler will be paid $250,000 annually for his consulting services. The consulting agreement, as amended, commenced on December 1, 2001 and will expire upon the date on which we raise all, or substantially all, of the project financing pertaining to the construction of our first facility. At such time, the Employment Agreement, as set forth below, will commence.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of December 31, 2006 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)

Common Stock	Peter Vaisler (3) 1133 St. Anthony Road London, Ontario, Canada N6H 2P9	7,750,000	36.75%

Common Stock	David Williams (4) 45 St. Claire Avenue West, Suite 1202 Toronto, ON M4V 1K9	2,924,160	13.87%

Common Stock	Walter Martin (5) 20 Sandpiper Ct., Elmira, ON N3B 3C5	505,000	2.39%

Common Stock	Suzy Jafine (In Trust) (6) 80 West Drive Brampton, Ontario, Canada L6T 3T6	1,450,000	6.88%

Common Stock	Saul Brothers Partnership (7) 10850 Hickory Lane Highlands Ranch, CO 80126	1,450,000	6.88%

Common Stock	Duffy Herman & Tricia Morris 1001 Kupulau Drive Kihei, HI 96753	1,450,000	6.88%

Officers and Directors As a Group (3 persons)		11,179,160	53.01%

(1)
All of the persons are believed to have sole voting and investment power over the shares of common stock listed or share voting and investment power with his or her spouse, except as otherwise provided. The amounts listed in this column represent the total amount of (i) shares currently held by each shareholder; and, (ii) shares issuable pursuant to the exercise of options held by such shareholder.

(2)
For purposes of this table only, this percentage is based on 21,088,721 shares outstanding as of December 31, 2006 consisting of 2,154,896 options to purchase shares of our common stock and 18,933,825 shares of common stock issued and outstanding.

(3)
Mr. Vaisler owns his shares through Emerald City Corporation, S.A., a corporation domiciled in Costa Rica. Mr. Vaisler does not own any rights to options, warrants, rights, conversion privileges or any other similar obligations.

(4)
Mr. Williams owns his shares through Roxborough Holdings Limited, a corporation domiciled in Ontario, Canada. Roxborough Holdings Limited owns 2,712,080 shares of our common stock and warrants to purchase an additional 112,080 shares of our common stock at an exercise price of $1.00 per share. In addition, Mr. Williams owns warrants to purchase 100,000 shares of our common stock at $1.50 per share.

(5)
Mr. Martin owns (i) 240,000 shares of our common stock; (ii) warrants to purchase an additional 240,000 shares of our common stock exercisable at $1.00 per share; and, (iii) warrants to purchase 25,000 shares of our common stock exercisable at $1.50 per share.

(6)	The shares held by Suzy Jafine are not in a voting trust. Ms. Jafine does not own any rights to options, warrants, rights, conversion privileges or any other similar obligations.

(7)
Saul Brothers Partnership is beneficially owned equally by Ron Saul, Richard Saul, Lawrence Saul and David Saul. Saul Brothers Partnership does not own any rights to options, warrants, rights, conversion privileges or any other similar obligations.

Item 12. Certain Relationships and Related Transactions

We have a consulting agreement with Peter Vaisler. The Consulting Agreement, as amended, calls for Mr. Vaisler to provide technology that he has developed for us, along with the use of his know-how and industry contacts to facilitate the realization of our business objectives. The Consulting Agreement, as amended, commenced on December 1, 2001 and will expire upon the earlier of December 1, 2006, or the date on which we raise all, or substantially all, of the project financing pertaining to the construction of our first facility. To date, this has not occurred. At such time, the Employment Agreement, as set forth below, will commence.

We have a five-year employment agreement with Peter Vaisler to act as our President and Chief Executive Officer on a full-time basis. The agreement was originally to commence on the date on which our SB-2 Registration Statement was declared effective by the SEC. However, the Employment Agreement was amended to commence upon on the date on which we raise all, or substantially all, of the project financing pertaining to the construction of our first facility. The Employment Agreement will expire five years from such date. The annual base salary is $250,000 with additional cash compensation as defined in the agreement. He also receives an automobile allowance, and we shall use our best efforts to maintain Director’s and Officer’s liability insurance. We will also provide contributions to any self-directed employee benefit plan. While employed by us, Mr. Vaisler will provide us with certain technology at no cost to us until the end of the employment term. In the event Mr. Vaisler is no longer employed by us, the technology that he has provided to us may be used by us for a one time fee equal to the current replacement value of such technology determined by an engineer’s opinion acceptable to both parties. We may terminate Mr. Vaisler’s employment agreement for “cause.” Either party may terminate the employment agreement with thirty (30) days prior written notice to the other party.

In February, 2006 Walter Martin, one of our directors, loaned us $100,000. The loan is interest free for the first nine months and six percent interest for the last three months. The loan is unsecured and due March 8, 2007.

PART IV

Item 13. Exhibits List and Reports on Form 8-K

Exhibit Title	Description

3.1	Certificate of Incorporation with Amendments to Certificate of Incorporation (1)

3.2	By-Laws (1)

10.1	Employment Agreement with Peter Vaisler (1)

10.2	Consulting Agreement with Peter Vaisler (1)

10.3	2006 Consulting Agreement with Mirador Consulting, Inc

10.4	Amendment to Employment Agreement with Peter Vaisler

14	Code of Ethics (2)

31.1	Certification of Peter Vaisler pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter Vaisler pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Estimate of Valuation Letter from Resources International Ltd.(3)

99.2	Resource International, Ltd. Declaration of Independence and Statement of Qualifications (3)

(1) Incorporated by reference to Form SB-2 filed on December 27, 2004 (File No. 333-121659)
(2) Incorporated by reference to Form 10-KSB filed on April 11, 2006 (File No. 333-121659)
(3) Incorporated by reference to Post Effective Amendment No. 4 to Form SB-2 filed on September 6, 2006 (File No. 333-121659)

Item 14. Principal Accountant Fees and Services

Audit Fees

For our fiscal year ended December 31, 2006 and December 31, 2005, we were billed approximately $17,644 and $9,233, respectively, for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal years ended December 31, 2006 and 2005, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We incurred fees related to other services rendered by our principal accountant for the fiscal years ended December 31, 2006 and 2005 of $0 and $8,831 respectively. These fees were primarily for review of our SB-2 registration statement.

Please note that our Board of Directors, acting as an audit committee, pre-approved our auditor, Webb & Co. for the fiscal year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ALLIANCE RECOVERY CORPORATION

By:	/s/ Peter Vaisler
PETER VAISLER
Chief Executive Officer Principal Financial Officer, Principal Accounting Officer

Dated:	March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
s/s Peter Vaisler Peter Vaisler	Chief Executive Officer Principal Financial Officer, Principal Accounting Officer and Director	March 30, 2007
s/s Walter Martin Walter Martin	Director	March 30, 2007

s/s David Williams David Williams	Director	March 30, 2007