Form 10QSB
period 2007-03-31
ALLIANCE RECOVERY CORP
filed 2007-05-11
CIK 1305055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2007: 19,233,825 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

ALLIANCE RECOVERY CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEET AS OF MARCH 31, 2007 (UNAUDITED)

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGES	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGE	F-4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THEEE MONTHS ENDED MARCH 31, 2007 AND 2006 AND FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGES	F-5 - F-16	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$12,002
Prepaid Expenses	500

TOTAL CURRENT ASSETS	12,502

Property and Equipment, net	4,187

TOTAL ASSETS	$16,689

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$59,528
Due to related party	390,697
Notes payable - net of discount of $789	24,211
Notes payable - related party	200,000

TOTAL CURRENT LIABILITIES	674,436

COMMITMENTS AND CONTINGENCIES	-

Common Stock Subject to Rescission Offer, $.01 par value,
1,986,646 shares issued and outstanding	1,084,823

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value, 100,000,000 shares authorized, 17,247,179 shares issued and outstanding	172,471
Additional paid in capital	743,348
Subscriptions receivable	(6,600)
Deferred compensation	(142,027)
Accumulated deficit during development stage	(2,509,762)
Total Stockholders’ Deficiency	(1,742,570)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$16,689

See accompanying notes to condensed financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		For The Period From November 6, 2001 (Inception) to December 31, 2006
	2007	2006
OPERATING EXPENSES
Consulting fees	$14,028	$-	$540,896
Consulting fees - related party	62,500	62,500	1,333,333
Professional fees	21,137	14,542	312,110
General and administrative	8,432	22,136	302,412

TOTAL OPERATING EXPENSES	106,097	99,178	2,488,751

OTHER EXPENSES
Interest Expense	4,151	1,931	21,011

NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(110,248)	(101,109)	(2,509,762)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(110,248)	$(101,109)	$(2,509,762)
.
Net loss per share - basic and diluted	(0.01)	(0.01)	$(0.15)

Weighted average number of shares outstanding during the period - basic and diluted	16,914,512	16,819,510	16,560,798

See accompanying notes to condensed financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION)

TO MARCH 31, 2007 (UNAUDITED)
	Common Stock		Additional Paid-In	Subscription	Deferred Stock	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Common stock issued to founders for services ($0.01 per share)	8,410,000	$84,100	$-	$-	$-	$-	$84,100

Common stock issued for cash ($0.0137 per share)	7,687,800	76,878	28,186	(105,064)	-	-	-

Net loss for the period from November 6, 2001 (inception) to December 31, 2001	-	-	-	-	-	(104,933)	(104,933)

Balance, December 31, 2001 (Restated)	16,097,800	160,978	28,186	(105,064)	-	(104,933)	(20,833)

Common stock with warrants issued for services ($0.50 per share)	112,710	1,127	55,228	-	(27,083)	-	29,272

Common stock issued for services ($0.50 per share)	100,000	1,000	49,000	-	(16,667)	-	33,333

Collection of subscriptions receivable	-	-	-	56,290	-	-	56,290

Net loss, 2002	-	-	-	-	-	(482,211)	(482,211)

Balance, December 31, 2002 (Restated)	16,310,510	163,105	132,414	(48,774)	(43,750)	(587,144)	(384,149)

Amortization of deferred compensation	-	-	-	-	43,750	-	43,750

Net loss, 2003	-	-	-	-	-	(417,622)	(417,622)

BALANCE, DECEMBER 31, 2003 (Restated)	16,310,510	163,105	132,414	(48,774)	-	(1,004,766)	(758,021)

Common stock with options issued for services ($0.50 per share)	200,000	2,000	98,000	-	(4,158)	-	95,842

Issuance of warrants for services	-	-	-	-	-	-	-

Net loss, 2004	-	-	-	-	-	(489,255)	(489,255)

BALANCE, DECEMBER 31, 2004 (Restated)	16,510,510	165,105	230,414	(48,774)	(4,158)	(1,494,021)	(1,151,434)

Common stock with options issued for services ($0.50 per share)	300,000	3,000	147,000	(300)	(149,700)	-	-

Amortization of deferred compensation	-	-	-	-	147,621	-	147,621

Collection of subscription receivable	-	-	-	42,774	-	-	42,774

Net loss, 2005	-	-	-	-	-	(545,477)	(545,477)

BALANCE, December 31, 2005	16,810,510	$168,105	$377,414	$(6,300)	$(6,237)	$(2,039,498)	(1,506,516)

Amortization of deferred compensation	-	-	-	-	6,237	-	6,237

Conversion of notes payble to common stock	136,669	1,367	215,933	-	-	-	217,300

Net Loss, 2006	-	-	-	-	-	(360,016)	(360,016)

BALANCE, December 31, 2006	16,947,179	$169,472	$593,347	$(6,300)	$-	$(2,399,514)	$(1,642,995)

Common stock issued for services ($0.51 per share)	300,000	3,000	150,000	(300)	(152,700)	-	-

Amortization of deferred compensation	-	-	-	-	10,673	-	10,673

Net Loss, March 31, 2007	-	-	-	-	-	(110,248)	(110,248)

BALANCE, March 31, 2007	17,247,179	$172,472	$743,347	$(6,600)	$(142,027)	$(2,509,762)	$(1,742,570)

See accompanying notes to condensed financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended March 31,		For The Period From November 6, 2001 (Inception) To
	2007	2006	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(110,248)	$(101,109)	$(2,509,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	10,673	6,237	450,828
Depreciation expense	558	558	6,979
Amortization	370	1,932	13,011
Changes in operating assets and liabilities:
Prepaid expenses	(500)	-	(500)
Due to related party	28,846	-	390,697
Accounts payable and accrued expenses	266	10,591	70,328
Net Cash Used In Operating Activities	(70,035)	(81,791)	(1,578,419)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-		(11,166)
Net Cash Used In Investing Activities	-	-	(11,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt		-	123,700
Proceeds from issuance of debt - related party	50,000	100,000	294,000
Proceeds from issuance of common stock subject to rescission	-	-	1,084,823
Proceeds from issuance of common stock	-	-	99,064
Net Cash Provided By Financing Activities	50,000	100,000	1,601,587

NET INCREASE (DECREASE) IN CASH	(20,035)	18,209	12,002

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,037	18,736	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,002	$36,945	$12,002

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

See accompanying notes to condensed financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TOCONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2007 and 2006

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

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B)  Organization

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

(C)  Use of Estimates

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

(D)  Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At March 31, 2007, the Company did not have any balances that exceeded FDIC insurance limits.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TOCONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2007 and 2006

(E) Property and Equipment

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

(G)  Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2007 and 2006, 1,954,896 and 2,881,502; respectively of common share equivalents were anti-dilutive and not used in the calculation of diluted net loss per share.

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

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TOCONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2007 and 2006

(J)  Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,
an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TOCONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2007 and 2006

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TOCONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2007 and 2006

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2         PROPERTY AND EQUIPMENT

   Property and equipment at March 31, 2007 were as follows:

Computer	$11,166
Less accumulated depreciation	(6,979)

$4,187

During the three months ended March 31, 2007 and 2006 and for the period from November 6, 2001 to March 31, 2007, the Company recorded depreciation expense of $558, $558 and $6,979 respectively.

NOTE 3          NOTES PAYABLE

Note Amount	$25,000
Discount	(789)

Balance	$24,24,211

December 2006 an investor loaned the Company a total of $25,000. The note is unsecured, due one year from the date of issuance and is non interest bearing for the first nine months, then accrues interest at a rate of 6% per annum for the remaining three months.

The Company imputed interest on the non interest bearing portion of the notes at a rate of 6% per annum. At March 31, 2007 the Company recorded a discount on the notes of $1,500 and amortized $711 of the discount as interest expense.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TOCONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2007 and 2006

NOTE 4                    NOTES PAYABLE - RELATED PARTY

In June, 2006 a director of the Company loaned the Company $100,000. The loan bears a rate of interest of 8% per annum and is payable twelve months from the date of issuance. In addition the Company issued the director warrants to purchase 100,000 shares of common stock with an exercise price of $1.50 per share for one year from the date of the note. The loan is unsecured and due June 28, 2007. In December, 2006 the Director loaned the Company an additional $50,000. The loan bears a rate of interest of 8% per annum and is payable eighteen months from the date of issuance. In January 2007 a director of the Company loaned the Company $50,000. The loan bears interest at a rate of eight percent per annum. The loan is unsecured and due July 9, 2007. As of March 31, 2007 the Company recorded and accrued interest expense of $8,000 related to these three notes.

NOTE 5                    EQUITY SUBJECT TO RESCISSION

Common stock sold prior to July, 2005 pursuant to the Company's private placement offer may be in violation of the requirements of the Securities Act of 1933. In October 2005, the Company became aware that the private placement offers made prior to July 1, 2005 may have violated federal securities laws based on the inadequacy of the Company's disclosures made in its offering documents for the units concerning the lack of unauthorized shares. Based on potential violations that may have occurred under the Securities Act of 1933, the Company made a rescission offer to investors who acquired the Company's common stock prior to July 1, 2005. As such, the proceeds of $1,084,823 from the issuance of 1,986,646 shares of common stock through July 1, 2005 have been classified outside of equity in the balance sheet and classified as common stock subject to rescission.

During 2002, the Company received cash and subscriptions receivable of $148,000 for 296,000 units consisting of one share of common stock and one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of March 31, 2007.

During 2003, the Company received cash and a subscription receivable of $661,323 for 1,322,646 units consisting of one share of common stock with one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of March 31, 2007.

During the year ended December 31, 2004, the Company received cash of $92,500 for 185,000 units consisting of one share of common stock with one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 per share ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of March 31, 2007.

In 2005, the Company sold a total of 183,000 shares of common stock to nine individuals for cash of $183,000 ($1.00 per share). Such amounts have been recorded as equity subject to rescission as of March 31, 2007.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TOCONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2007 and 2006

NOTE 6          STOCKHOLDERS' EQUITY

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

During January 2004, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive: 200,000 shares of common stock warrants to purchase 100,000 shares of common stock at an exercise price of $5.00 for a period of three years, and an option to purchase 100,000 shares of common stock at an exercise price of $7.50 for a period of three years. The common stock has a fair value of $100,000 based on recent cash offerings and will be amortized over the life of the agreement ($0.50 per share). For the years ended December 31, 2005 and 2004, the Company has recognized consulting expense of $4,158 and $95,842, respectively under the agreement. As of March 31, 2007, the warrants have expired.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TOCONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2007 and 2006

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

In March 2007, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of $4,000 per month. In addition the Company sold the consultant 300,000 shares of common stock for cash proceeds of $300 and recorded the fair value of the common stock of $153,000. The fair value of the common stock will be recognized over the term of the agreement. The Company has also agreed the pay the public relation firm a 5% finder fee for any business or capital raise derived from its relationship with the public relations firm. The fair value of the common stock will be recognized over the term of the agreement. For the three months ended March 31, 2007 the Company recorded an expense of $10,673 under this agreement.

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

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TOCONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2007 and 2006

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

In connection with the issuance of common stock units for cash and services, the Company has an aggregate of 1,954,896 and 2,881,572 warrants outstanding at March 31, 2007 and 2006, respectively. The Company has reserved 1,954,896 shares of common stock for the future exercise of the warrants at March 31, 2007.

(F) Amendment to Articles of Incorporation

During 2004, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 100,000,000 common shares at a par value of $0.01 per share.

NOTE 7          RELATED PARTY TRANSACTIONS

In June, 2006 a director of the Company loaned the Company $100,000. The loan bears a rate of interest of 8% per annum and is payable twelve months from the date of issuance. In addition the Company issued the director warrants to purchase 100,000 shares of common stock with an exercise price of $1.50 per share for one year from the date of the note. The loan is unsecured and due June 28, 2007. In December, 2006 the Director loaned the Company an additional $50,000. The loan bears a rate of interest of 8% per annum and is payable eighteen months from the date of issuance In February 2007 a director of the Company loaned the Company $50,000. The loan bears interest at a rate of eight percent per annum . The loan is unsecured and due July 9, 2007. As of March 31, 2007 the Company recorded and accrued interest expense of $8,000 related to these three notes.

During December 2001, the Company entered into an agreement with a consultant to serve as its interim President for a term of up to five years. The agreement called for annual compensation of $250,000. The agreement expires the earlier of December 2006 or on the effectiveness of an employment agreement and is renewable annually after December 2006. During 2006, the Company approved a one year renewal of the agreement. The Company has accrued $390,697 under the agreement to the consultant at March 31, 2007. For the Period November 6, 2001(Inception) to March 31, 2007 the Company recorded $1,333,333 of expenses associated with this agreement.

During 2004, the Company entered into an employment agreement with a consultant to assume the position of Chief Executive Officer and President for a term of five years at an annual minimum salary of $250,000 with additional bonuses and fringe benefits. The agreement is to become effective upon the approval by the Securities and Exchange Commission on the SB-2 Registration Statement. During March 2006, the Company and the President amended the start date to begin upon the Company raises all or substantially all the project funding pertaining to the first facility. As of the date of this report, the Company has not completed the funding. (See Note 8(A) and 10).

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TOCONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2007 and 2006

NOTE 8          COMMITMENTS AND CONTINGENCIES

(A)  Consulting Agreements

During December 2001, the Company entered into an agreement with a consultant to serve as its interim President for a term of up to five years. The agreement called for annual compensation of $250,000. The agreement expires the earlier of December 2006 or on the effectiveness of an employment agreement and is renewable annually after December 2006. During 2006, the Company approved a one year renewal of the agreement. The Company has accrued $390,697 under the agreement to the consultant at March 31, 2007. For the Period November 6, 2001(Inception) to March 31, 2007 the Company recorded $1,333,333 of expenses associated with this agreement.

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

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TOCONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2007 and 2006

 In March 2007, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of $4,000 per month. In addition the Company sold the consultant 300,000 shares of common stock for cash proceeds of $300 and recorded the fair value of the common stock of $153,000. The fair value of the common stock will be recognized over the term of the agreement. The Company has also agreed the pay the public relation firm a 5% finder fee for any business or capital raise derived from its relationship with the public relations firm. The fair value of the common stock will be recognized over the term of the agreement. For the three months ended March 31, 2007 the Company recorded an expense of $10,673 under this agreement.

(B)  License Agreement

Upon effectiveness of the employment agreement with our Chief Executive Officer and President, the Company will be entitled to use certain technology and know-how that is owned by our Chief Executive Officer and President royalty free until the end of the employment agreement. Upon termination of the employment agreement with the Chief Executive Officer and President, the Company has the right to license the technology for a one time fee. The license fee will be negotiated by the Company and the Chief Executive Officer and will equal the replacement value of such technology and will be determined with reference to the engineer's opinion dated March 6, 2002, a copy of which is attached to the employment agreement (See Note 5(A)).

(C)  Employment Agreement

During 2004, the Company entered into an employment agreement with a consultant to assume the position of Chief Executive Officer and President for a term of five years at an annual minimum salary of $250,000 with additional bonuses and fringe benefits. The agreement is to become effective upon the approval by the Securities and Exchange Commission on the SB-2 Registration Statement. During March 2006, the Company and the President amended the start date to begin upon the Company raises all or substantially all the project funding pertaining to the first facility. As of the date of this report, the Company has not completed the funding. (See Note 8(A) and 10).

(D)  Rescission Offer

Common stock sold prior to July 1, 2005 pursuant to the Company's private placement offer may be in violation of the requirements of the Securities Act of 1933. In October 2005, the Company became aware that the private placement offers made prior to July 1, 2005 may have violated federal and state securities laws based on the inadequacy of the Company's disclosures made in its offering documents for the units concerning the lack of unauthorized shares. Under state securities laws the investor can sue us to recover the consideration paid for the security together with interest at the legal rate, less the amount of any income received from the security, or for damages if he or she no longer owns the security or if the consideration given for the security is not capable of being returned. Damages generally are equal to the difference between the purchase price plus interest at the legal rate and the value of the security at the time it was disposed of by the investor plus the amount of any income, if any, received from the security by the investor. Generally, certain state securities laws provide that no suit can be maintained by an investor to enforce any liability created under certain state securities statues if the seller makes a written offer to refund the consideration paid together with interest at the legal rate less the amount of any income, if any, received on the security or to pay damages and the investor refuses or fails to accept the offer within a specified period of time, generally not exceeding 30 days from the date the offer is received. In addition, the various states in which the purchasers reside could bring administrative actions against as a result of the rescission offer.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TOCONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2007 and 2006

The remedies vary from state to state but could include enjoining us from further violations of the subject state law, imposing civil penalties, seeking administrative assessments and costs for the investigations or bringing suit for damages on behalf of the purchaser.

There is considerable legal uncertainty under both federal securities and related laws concerning the efficacy of rescission offers and general waivers with respect to barring claims that would be based on the failure to disclose information described above in a private placement. The SEC takes the position that acceptance or rejection of an offer of rescission may not bar stockholders from asserting claims for alleged violations of federal securities laws. Further, under California's Blue Sky law, which would apply to stockholders resident in that state, a claim or action based on fraud may not be waived or prohibited pursuant to a rescission offer. As a result, the rescission offer may not terminate any or all potential liability that we may have in connection with that private placement. In addition, there can be no assurance that we will be able to enforce the waiver we received in connection with the rescission offer to bar any claims based on allegations of fraud or other federal or state law violations that the rescission offerees may have, until the applicable statutes of limitations have run.

Based on potential violations that may have occurred under the Securities Act of 1933, the Company made a rescission offer to investors who acquired the Company's common stock prior to July 1, 2005. As such, the proceeds of $1,084,823 from the issuance of 1,986,646 shares of common stock through July 1, 2005 have been classified outside of equity in the balance sheet and classified as common stock subject to rescission.

NOTE 9          GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a stockholders' deficiency of $1,742,570 a working capital deficiency of $661,934 and used cash in operations from inception of $ 1,578,419. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the fiscal quarter March 31, 2007, no revenues were generated and we do not anticipate revenues until such time as the first facility has been constructed and commercially operated. The construction of the first showcase facility will require $20 million. However, currently there are no commitments for capital and furthermore, the successful implementation of all aspects of the business plan is subject to our ability to complete the $20 million capitalization. It is expected the required funds will be raised as a result of private offerings of securities or debt, or other sources.

Should the required funding not be forthcoming from the aforementioned sources, public offerings of equity, or securities convertible into equity may be necessary. In any event, our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. The notes to our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Among the reasons cited in the notes as raising substantial doubt as to our ability to continue as a going concern are the following: we are a development stage company with no operations, a stockholders’ deficiency of $1,742,570 and cash used in operations from inception through March 31, 2007 of $1,578,419. As of March 31, 2007, we had a working capital deficiency of $661,934.

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

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no operations, a stockholders’ deficiency of $1,742,570, a working capital deficiency of $661,934 and used cash in operations from inception of $1,578,419. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2007 reflects assets of $16,689 consisting of cash of $12,002, prepaid expenses of $500 and property and equipment of $4,187 and total current liabilities of $674,436 consisting of accounts payable and accrued expenses of $59,528, an amount of $390,697 due to a related party, a note payable of $25,000 with a net discount of $789, and a note payable due to a related party of $200,000.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,
an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

None.

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

May 10, 2007