Form 10QSB
period 2007-06-30
ALLIANCE RECOVERY CORP
filed 2007-08-07
CIK 1305055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 7, 2007: 19,233,825 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

ALLIANCE RECOVERY CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEET AS OF JUNE 30, 2007 (UNAUDITED)

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE, 2007 AND 2006 AND FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO JUNE 30, 2007 (UNAUDITED)

PAGES	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO JUNE 30, 2007 (UNAUDITED)

PAGE	F-4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THEEE MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO JUNE 30, 2007 (UNAUDITED)

PAGES	F-5 - F-13	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$26,017

TOTAL CURRENT ASSETS	26,017

Property and Equipment, net	3,628

TOTAL ASSETS	$29,645

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$41,839
Accrued Interest	14,219
Due to related party	435,197
Notes payable - net of discount of $415	24,585
Note payable - related party	200,000

TOTAL CURRENT LIABILITIES	715,840

LONG TERM LIABILITIES
Convertible notes payable - related party, net of discount $1,454	88,546

TOTAL LIABILITIES	804,386

Common Stock Subject to Rescission Offer, $.01 par value,
1,986,646 shares issued and outstanding	1,084,823

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value, 100,000,000 shares authorized, 17,247,179 shares issued and outstanding	172,472
Additional paid in capital	744,853
Subscriptions receivable	(6,600)
Deferred compensation	(103,852)
Accumulated deficit during development stage	(2,666,437)
Total Stockholders’ Deficiency	(1,859,564)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$29,645

See accompanying notes to condensed financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30			For the Six Months Ended June 30,			For The Period From November 6, 2001 (Inception) to December 31, 2006
	2007		2006	2007		2006
OPERATING EXPENSES
Consulting fees	$		$-	$		$-	$526,868
Consulting fees - related party		62,500	62,500		125,000	125,000	1,395,833
Professional fees		11,987	14,740		33,134	29,282	324,107
General and administrative		77,043	6,019		84,493	28,155	378,473

TOTAL OPERATING EXPENSES		151,530	83,259		242,627	182,437	2,625,281

OTHER EXPENSES
Financing fees		15,000	-		15,000	-	15,000
Interest Expense		5,145	3,067		9,296	4,998	26,156

TOTAL OTHER EXPENSES		20,145	3,067		24,296	4,998	41,156

NET LOSS BEFORE PROVISION FOR
INCOME TAXES		(156,675)	(86,326)		(266,923)	(187,435)	(2,666,437)

PROVISION FOR INCOME TAXES		-	-		-	-	-

NET LOSS		$(156,675)	$(86,326)		$(266,923)	$(187,435)	$(2,666,437)
			.			.
Net loss per share - basic and diluted		(0.01)	(0.01)		(0.02)	(0.01)	$(0.16)

Weighted average number of shares outstanding during the period - basic and diluted		17,247,179	16,819,510		17,027,034	16,819,510	16,591,089

See accompanying notes to condensed financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION)

TO JUNE 30, 2007 (UNAUDITED)

	Common Stock		Additional Paid-In	Subscription	Deferred Stock	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Common stock issued to founders for services ($0.01 per share)	8,410,000	$84,100	$-	$-	$-	$-	$84,100

Common stock issued for cash ($0.0137 per share)	7,687,800	76,878	28,186	(105,064)	-	-	-

Net loss for the period from November 6, 2001 (inception) to December 31, 2001	-	-	-	-	-	(104,933)	(104,933)

Balance, December 31, 2001 (Restated)	16,097,800	160,978	28,186	(105,064)	-	(104,933)	(20,833)

Common stock with warrants issued for services ($0.50 per share)	112,710	1,127	55,228	-	(27,083)	-	29,272

Common stock issued for services ($0.50 per share)	100,000	1,000	49,000	-	(16,667)	-	33,333

Collection of subscriptions receivable	-	-	-	56,290	-	-	56,290

Net loss, 2002	-	-	-	-	-	(482,211)	(482,211)

Balance, December 31, 2002 (Restated)	16,310,510	163,105	132,414	(48,774)	(43,750)	(587,144)	(384,149)

Amortization of deferred compensation	-	-	-	-	43,750	-	43,750

Net loss, 2003	-	-	-	-	-	(417,622)	(417,622)

BALANCE, DECEMBER 31, 2003 (Restated)	16,310,510	163,105	132,414	(48,774)	-	(1,004,766)	(758,021)

Common stock with options issued for services ($0.50 per share)	200,000	2,000	98,000	-	(4,158)	-	95,842

Issuance of warrants for services	-	-	-	-	-	-	-

Net loss, 2004	-	-	-	-	-	(489,255)	(489,255)

BALANCE, DECEMBER 31, 2004 (Restated)	16,510,510	165,105	230,414	(48,774)	(4,158)	(1,494,021)	(1,151,434)

Common stock with options issued for services ($0.50 per share)	300,000	3,000	147,000	(300)	(149,700)	-	-

Amortization of deferred compensation	-	-	-	-	147,621	-	147,621

Collection of subscription receivable	-	-	-	42,774	-	-	42,774

Net loss, 2005	-	-	-	-	-	(545,477)	(545,477)

BALANCE, December 31, 2005	16,810,510	$168,105	$377,414	$(6,300)	$(6,237)	$(2,039,498)	(1,506,516)

Amortization of deferred compensation	-	-	-	-	6,237	-	6,237

Conversion of notes payable to common stock	136,669	1,367	215,933	-	-	-	217,300

Net Loss, 2006	-	-	-	-	-	(360,016)	(360,016)

BALANCE, December 31, 2006	16,947,179	$169,472	$593,347	$(6,300)	$-	$(2,399,514)	$(1,642,995)

Common stock issued for services ($0.51 per share)	300,000	3,000	150,000	(300)	(152,700)	-	-

Amortization of deferred compensation	-	-	-	-	48,848	-	48,848

Warrants issued for convertible debt	-	-	1,506	-	-	-	1,506

Net Loss, June 30, 2007	-	-	-	-	-	(266,923)	(266,923)

BALANCE, June 30, 2007	17,247,179	$172,472	$744,853	$(6,600)	$(103,852)	$(2,666,437)	$(1,859,564)

See accompanying notes to condensed financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,		For The Period From
	2007	2006	November 6, 2001 (Inception) To June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(266,923)	$(187,435)	$(2,666,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	48,848	6,237	489,003
Depreciation expense	1,117	1,117	7,538
Amortization	796	4,998	13,637
Changes in operating assets and liabilities:
Prepaid expenses	-	-	-
Due to related party	73,346	20,038	435,197
Accounts payable and accrued expenses	(3,204)	28,817	66,858
Net Cash Used In Operating Activities	(146,020)	(126,228)	(1,654,204)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(11,166)
Net Cash Used In Investing Activities	-	-	(11,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	90,000	-	213,500
Proceeds from issuance of debt - related party	50,000	200,000	294,000
Proceeds from issuance of common stock subject to rescission	-	-	1,084,823
Proceeds from issuance of common stock	-	-	99,064
Net Cash Provided By Financing Activities	140,000	200,000	1,691,387

NET INCREASE (DECREASE) IN CASH	(6,020)	73,772	26,017

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,037	18,736	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,017	$92,508	$26,017

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

See accompanying notes to condensed financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TOCONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2007 and 2006

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

(D)  Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At June 30, 2007, the Company did not have any balances that exceeded FDIC insurance limits.

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

(G)  Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2007 and 2006, 1,899,896 and 2,881,502; respectively of common share equivalents were anti-dilutive and not used in the calculation of diluted net loss per share.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “ Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “ Fair Value Measurements”.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2     PROPERTY AND EQUIPMENT

            Property and equipment at June 30, 2007 were as follows:

Computer	$11,166
Less accumulated depreciation	(7,540)

$3,628

During the three and six months ended June 30, 2007 and 2006 and for the period from November 6, 2001 to March 31, 2007, the Company recorded depreciation expense of $558, $1,117,$558, $1,117 and $7,540 respectively.

NOTE 3      NOTES PAYABLE

Note Amount	$25,000
Discount	(415)
Net	$24,585

In December 2006, an investor loaned the Company a total of $25,000. The note is unsecured, due one year from the date of issuance and is non interest bearing for the first nine months, then accrues interest at a rate of 6% per annum for the remaining three months. The Company imputed interest on the non interest bearing portion of the notes at a rate of 6% per annum. At June 30, 2007 the Company recorded a discount on the notes of $1,500 and amortized $1,085 of the discount as interest expense.

NOTE 4    NOTES PAYABLE - RELATED PARTY

In June, 2006 a director of the Company loaned the Company $100,000. The loan bears a rate of interest of 8% per annum and is payable twelve months from the date of issuance. In addition the Company issued the director warrants to purchase 100,000 shares of common stock with an exercise price of $1.50 per share for one year from the date of the note. The loan is unsecured and was due June 28, 2007. The note was extended until June 28, 2008.  In December 2006, the Director loaned the Company an additional $50,000. The loan bears a rate of interest of 8% per annum and is payable eighteen months from the date of issuance. In January 2007 a director of the Company loaned the Company $50,000. The loan bears interest at a rate of eight percent per annum. The loan is unsecured and due July 9, 2007. As of June 30, 2007 the Company has an outstanding balance under the three note agreements of $200,000 and recorded accrued interest expense of $12,227 related to these three notes.

NOTE 5    CONVERTIBLE NOTES PAYABLE - RELATED PARTY

Note Amount	$90,000
Discount	(1,454)
Net	$88,546

In May 2007, a Director of the Company loaned the Company $50,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less then $.20 per share of common stock.  In addition the Company issued the director warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share for two years from the date of the note. The loan is unsecured and due May 17, 2009.The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The value of the warrants on the date of issuance was $837. The Company will amortize the value over the term of the note. In June, 2007 the Mother of the Director loaned the Company an additional $40,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less then $.20 per share of common stock. The loan is unsecured and due July 3, 2009. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The value of the warrants on the date of issuance was $669. The Company will amortize the value over the term of the note. As of June 30, 2007 the Company recorded and accrued interest expense of $491 and amortization expense of $52 related to these two notes.

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

During 2002, the Company received cash and subscriptions receivable of $148,000 for 296,000 units consisting of one share of common stock and one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of June 30, 2007.

During 2003, the Company received cash and a subscription receivable of $661,323 for 1,322,646 units consisting of one share of common stock with one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of June 30, 2007.

During the year ended December 31, 2004, the Company received cash of $92,500 for 185,000 units consisting of one share of common stock with one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 per share ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of June 30, 2007.

In 2005, the Company sold a total of 183,000 shares of common stock to nine individuals for cash of $183,000 ($1.00 per share). Such amounts have been recorded as equity subject to rescission as of June 30, 2007.

NOTE 7    STOCKHOLDERS' EQUITY

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

During January 2004, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive: 200,000 shares of common stock warrants to purchase 100,000 shares of common stock at an exercise price of $5.00 for a period of three years, and an option to purchase 100,000 shares of common stock at an exercise price of $7.50 for a period of three years. The common stock has a fair value of $100,000 based on recent cash offerings and will be amortized over the life of the agreement ($0.50 per share). For the years ended December 31, 2005 and 2004, the Company has recognized consulting expense of $4,158 and $95,842, respectively under the agreement. As of June 30, 2007, the warrants have expired.

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

In March 2007, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of $4,000 per month. In addition the Company sold the consultant 300,000 shares of common stock for cash proceeds of $300 and recorded the fair value of the common stock of $153,000. The fair value of the common stock will be recognized over the term of the agreement. The Company has also agreed the pay the public relation firm a 5% finder fee for any business or capital raise derived from its relationship with the public relations firm. The fair value of the common stock will be recognized over the term of the agreement. For the three and six months ended June 30, 2007 the Company recorded an expense of $38,175 and $48,848 under this agreement.

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

Between May and June 2007 two related parties loaned the Company a total of $90,000. The convertible notes are unsecured, due two years from the date of issuance and accrue interest at a rate of 8% per annum. In addition, the holders received a total of 45,000 warrants to purchase one share of our common stock exercisable within two-year of issuance at an exercise price of $1.00 per share.

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

In connection with the issuance of common stock units for cash and services, the Company has an aggregate of 1,899,896 and 2,881,572 warrants outstanding at June 30, 2007 and 2006, respectively. The Company has reserved 1,899,896 shares of common stock for the future exercise of the warrants at June 30, 2007.

(F) Amendment to Articles of Incorporation

During 2004, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 100,000,000 common shares at a par value of $0.01 per share.

            (G) Financing Agreement

On May 29, 2007, the Company entered into an Investment Agreement with. Pursuant to this Agreement, the Investor shall commit to purchase up to $20,000,000 of the Company’s common stock over the course of thirty-six (36) months. The amount that we shall be entitled to request from each purchase (“Puts”) shall be equal to, at the Company’s election, either (i) up to $250,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the applicable put notice date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the put date. The put date shall be the date that the Investor receives a put notice of a draw down by us. The purchase price shall be set at ninety-three percent (94%) of the lowest closing bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, we shall not be entitled to deliver another put notice. Further, we shall reserve the right to withdraw that portion of the Put that is below seventy-five percent (75%) of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice. The Company was obligated to pay $15,000 preparation fee for the documents. $10,000 of which was paid upon the execution of the agreement and $5,000 due upon the closing of the first put.

The Company is obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) covering 15,000,000 shares of the common stock underlying the Investment Agreement within 30 days after the closing date. In addition, the Company is obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the closing date. The Company will have an ongoing obligation to register additional shares of our common stock as necessary underlying the draw downs.

NOTE 8    RELATED PARTY TRANSACTIONS

In June, 2006 a director of the Company loaned the Company $100,000. The loan bears a rate of interest of 8% per annum and is payable twelve months from the date of issuance. In addition the Company issued the director warrants to purchase 100,000 shares of common stock with an exercise price of $1.50 per share for one year from the date of the note. The loan is unsecured and due June 28, 2007. In December, 2006 the Director loaned the Company an additional $50,000. The loan bears a rate of interest of 8% per annum and is payable eighteen months from the date of issuance In February 2007 a director of the Company loaned the Company $50,000. The loan bears interest at a rate of eight percent per annum . The loan is unsecured and due July 9, 2007. As of June 30, 2007 the Company recorded and accrued interest expense of $12,228 related to these three notes.

During December 2001, the Company entered into an agreement with a consultant to serve as its interim President for a term of up to five years. The agreement called for annual compensation of $250,000. The agreement expires the earlier of December 2006 or on the effectiveness of an employment agreement and is renewable annually after December 2006. During 2006, the Company approved a one year renewal of the agreement. The Company has accrued $435,197 under the agreement to the consultant at June 30, 2007. For the Period November 6, 2001(Inception) to June 30, 2007 the Company recorded $1,395,833 of expenses associated with this agreement.

During 2004, the Company entered into an employment agreement with a consultant to assume the position of Chief Executive Officer and President for a term of five years at an annual minimum salary of $250,000 with additional bonuses and fringe benefits. The agreement is to become effective upon the approval by the Securities and Exchange Commission on the SB-2 Registration Statement. During March 2006, the Company and the President amended the start date to begin upon the Company raises all or substantially all the project funding pertaining to the first facility. As of the date of this report, the Company has not completed the funding. (See Note 9(A) and 11).

In May 2007 a Director of the Company loaned the Company $50,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less then $.20 per share of common stock.  In addition the Company issued the director warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share for two years from the date of the note. The loan is unsecured and due May 17, 2009.The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The value of the warrants on the date of issuance was $837. The Company will amortize the value over the term of the note. In June, 2007 the Mother of the Director loaned the Company an additional $40,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less then $.20 per share of common stock. The loan is unsecured and due July 3, 2009. The fair market value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The value of the warrants on the date of issuance was $669. The Company will amortize the value over the term of the note. As of June 30, 2007 the Company recorded and accrued interest expense of $491 and amortization expense of $52 related to these two notes

 NOTE 9    COMMITMENTS AND CONTINGENCIES

(A)  Consulting Agreements

During December 2001, the Company entered into an agreement with a consultant to serve as its interim President for a term of up to five years. The agreement called for annual compensation of $250,000. The agreement expires the earlier of December 2006 or on the effectiveness of an employment agreement and is renewable annually after December 2006. During 2006, the Company approved a one year renewal of the agreement. The Company has accrued $435,197 under the agreement to the consultant at June 30, 2007. For the Period November 6, 2001(Inception) to June 30, 2007 the Company recorded $1,395,833 of expenses associated with this agreement.

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

During January 2004, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive: 200,000 shares of common stock, monthly retainers of $4,000, warrants to purchase 100,000 shares of common stock at an exercise price of $5.00 for a period of three years, and an option to purchase 100,000 shares of common stock at an exercise price of $7.50 for a period of three years. The common stock has a fair value of $100,000 based on recent cash offerings and will be amortized over the life of the agreement ($0.50 per share) (See Note 7(A)).

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

 In March 2007, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of $4,000 per month. In addition the Company sold the consultant 300,000 shares of common stock for cash proceeds of $300 and recorded the fair value of the common stock of $153,000. The fair value of the common stock will be recognized over the term of the agreement. The Company has also agreed the pay the public relation firm a 5% finder fee for any business or capital raise derived from its relationship with the public relations firm. The fair value of the common stock will be recognized over the term of the agreement. For the three and six months ended June 30, 2007 the Company recorded an expense of $38,175 and $48,848 under this agreement.

(B)  License Agreement

Upon effectiveness of the employment agreement with our Chief Executive Officer and President, the Company will be entitled to use certain technology and know-how that is owned by our Chief Executive Officer and President royalty free until the end of the employment agreement. Upon termination of the employment agreement with the Chief Executive Officer and President, the Company has the right to license the technology for a one time fee. The license fee will be negotiated by the Company and the Chief Executive Officer and will equal the replacement value of such technology and will be determined with reference to the engineer's opinion dated March 6, 2002, a copy of which is attached to the employment agreement (See Note 6(A)).

(C)  Employment Agreement

During 2004, the Company entered into an employment agreement with a consultant to assume the position of Chief Executive Officer and President for a term of five years at an annual minimum salary of $250,000 with additional bonuses and fringe benefits. The agreement is to become effective upon the approval by the Securities and Exchange Commission on the SB-2 Registration Statement. During March 2006, the Company and the President amended the start date to begin upon the Company raises all or substantially all the project funding pertaining to the first facility. As of the date of this report, the Company has not completed the funding. (See Note 9(A) and 11).

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

NOTE 10      GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a stockholders' deficiency of $1,859,564 a working capital deficiency of $689,823 and used cash in operations from inception of $1,654,204. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 11     SUBSEQUENT EVENTS

In July 2007 an unrelated third-party the Company loaned the Company $100,001. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less then $.20 per share of common stock.  In addition the Company issued the director warrants to purchase 100,001 shares of common stock with an exercise price of $1.00 per share for two years from the date of the note. The loan is unsecured and due July 5, 2009.

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

During the fiscal quarter June 30, 2007, no revenues were generated and we do not anticipate revenues until such time as the first facility has been constructed and commercially operated. The construction of the first showcase facility will require $20 million. However, currently there are no commitments for capital and furthermore, the successful implementation of all aspects of the business plan is subject to our ability to complete the $20 million capitalization. It is expected the required funds will be raised as a result of private offerings of securities or debt, or other sources.

Should the required funding not be forthcoming from the aforementioned sources, public offerings of equity, or securities convertible into equity may be necessary. In any event, our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. The notes to our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Among the reasons cited in the notes as raising substantial doubt as to our ability to continue as a going concern are the following: we are a development stage company with no operations, a stockholders’ deficiency of $1,859,564 and cash used in operations from inception through June 30, 2007 of $1,654,204. As of June 30, 2007, we had a working capital deficiency of $689,823.

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

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no operations, a stockholders’ deficiency of $1,859,564, a working capital deficiency of $686,195and used cash in operations from inception of $1,654,204. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2007 reflects assets of $29,645 consisting of cash of $26,017 and property and equipment of $3,628 and total current liabilities of $715,840 consisting of accounts payable and accrued expenses of $56,058, an amount of $435,197 due to a related party, a note payable of $24,585 with a net discount of $415, and a note payable due to a related party of $200,000.

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

Item 3.                Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

On July 5, 2007, we issued warrants to purchase 100,001 shares of our common stock exercisable within two years of issuance at an exercise price of $1.00 per share to Jonathan Brubacher.   Our securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such securities. All of the above issuances of our securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such securities by us did not involve a public offering. The above listed parties were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the above listed parties had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares and the shares underlying the warrants would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

On June 29, 2007, we issued warrants to purchase 20,000 shares of our common stock exercisable within two years of issuance at an exercise price of $1.00 per share to our director, Walter Martin’s wife, Florence Martin.  Our securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such securities. All of the above issuances of our securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such securities by us did not involve a public offering. The above listed parties were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the above listed parties had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares and the shares underlying the warrants would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

On May 17, 2007, we issued warrants to purchase 25,000 shares of our common stock exercisable within two years of issuance at an exercise price of $1.00 per share to our director, Walter Martin.  Our securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such securities. All of the above issuances of our securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such securities by us did not involve a public offering. The above listed parties were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the above listed parties had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares and the shares underlying the warrants would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

On May 10, 2007 we issued 300,000 shares of our common stock to Mirador Consulting, Inc. pursuant to a consulting agreement entered into March 5, 2007. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, this shareholder had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 3.                 Defaults Upon Senior Securities.

None

Item 4.                 Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.                 Other Information.

None

Item 6.                 Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

On May 29, 2007, the Company disclosed that it had entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd.  Incorporated by reference to Form 8-K filed on May 29, 2007 (File No. 000-51917).

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

August 7, 2007

12