Form 10QSB
period 2007-09-30
ALLIANCE RECOVERY CORP
filed 2007-11-13
CIK 1305055

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 8, 2007: 19,742,159 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

ALLIANCE RECOVERY CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGES	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	F-4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGES	F-5 - F-13	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$15,460

TOTAL CURRENT ASSETS	15,460

Property and Equipment, net	3,070

TOTAL ASSETS	$18,530

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$40,735
Accrued Interest	22,225
Due to related party	429,718
Notes payable - net of discount of $37	24,963
Note payable - related party	200,000
TOTAL CURRENT LIABILITIES	717,641

LONG-TERM LIABILITIES
Convertible notes payable - net of discount $6,380	93,621
Convertible notes payable - related party, net of discount $1,235	88,735
TOTAL LONG-TERM LIABILITIES	182,356

COMMITMENTS AND CONTINGENCIES	-

Common Stock Subject to Rescission Offer, $.01 par value,
1,986,646 shares issued and outstanding	1,084,823

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value, 100,000,000 shares authorized, 17,580,513 shares issued and outstanding	175,805
Additional paid in capital	848,811
Subscriptions receivable	(6,600)
Deferred compensation	(148,177)
Accumulated deficit during development stage	(2,836,129)
Total Stockholders’ Deficiency	(1,966,290)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$18,530

See accompanying notes to condensed financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For The Period
					From November 6, 2001
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
OPERATING EXPENSES
Consulting fees	$17,500	$1,500	$17,500	$1,500	$544,368
Consulting fees - related party	62,500	62,500	187,500	187,500	1,458,333
Professional fees	18,345	11,718	51,479	41,000	342,452
General and administrative	61,861	7,861	146,356	36,016	440,336

TOTAL OPERATING EXPENSES	160,206	83,579	402,835	266,016	2,785,489

OTHER EXPENSES
Financing fees	-	-	15,000	-	15,000
Interest Expense	9,484	8,198	18,780	13,196	35,640

TOTAL OTHER EXPENSES	9,484	8,198	33,780	13,196	50,640

NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(169,690)	(91,777)	(436,615)	(279,212)	(2,836,129)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(169,690)	$(91,777)	$(436,615)	$(279,212)	$(2,836,129)
		.		.
Net loss per share - basic and diluted	(0.01)	(0.01)	(0.03)	(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	17,323,266	16,911,526	17,093,294	16,844,677

See accompanying notes to condensed financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION)

TO SEPTEMBER 30, 2007 (UNAUDITED)
	Common Stock		Additional Paid-In	Subscription	Deferred Stock	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Common stock issued to founders for services ($0.01 per share)	8,410,000	$84,100	$-	$-	$-	$-	$84,100

Common stock issued for cash ($0.0137 per share)	7,687,800	76,878	28,186	(105,064)	-	-	-

Net loss for the period from November 6, 2001 (inception) to December 31, 2001	-	-	-	-	-	(104,933)	(104,933)

Balance, December 31, 2001 (Restated)	16,097,800	160,978	28,186	(105,064)	-	(104,933)	(20,833)

Common stock with warrants issued for services ($0.50 per share)	112,710	1,127	55,228	-	(27,083)	-	29,272

Common stock issued for services ($0.50 per share)	100,000	1,000	49,000	-	(16,667)	-	33,333

Collection of subscriptions receivable	-	-	-	56,290	-	-	56,290

Net loss, 2002	-	-	-	-	-	(482,211)	(482,211)

Balance, December 31, 2002 (Restated)	16,310,510	163,105	132,414	(48,774)	(43,750)	(587,144)	(384,149)

Amortization of deferred compensation	-	-	-	-	43,750	-	43,750

Net loss, 2003	-	-	-	-	-	(417,622)	(417,622)

BALANCE, DECEMBER 31, 2003 (Restated)	16,310,510	163,105	132,414	(48,774)	-	(1,004,766)	(758,021)

Common stock with options issued for services ($0.50 per share)	200,000	2,000	98,000	-	(4,158)	-	95,842

Issuance of warrants for services	-	-	-	-	-	-	-

Net loss, 2004	-	-	-	-	-	(489,255)	(489,255)

BALANCE, DECEMBER 31, 2004 (Restated)	16,510,510	165,105	230,414	(48,774)	(4,158)	(1,494,021)	(1,151,434)

Common stock with options issued for services ($0.50 per share)	300,000	3,000	147,000	(300)	(149,700)	-	-

Amortization of deferred compensation	-	-	-	-	147,621	-	147,621

Collection of subscription receivable	-	-	-	42,774	-	-	42,774

Net loss, 2005	-	-	-	-	-	(545,477)	(545,477)

BALANCE, December 31, 2005	16,810,510	$168,105	$377,414	$(6,300)	$(6,237)	$(2,039,498)	(1,506,516)

Amortization of deferred compensation	-	-	-	-	6,237	-	6,237

Conversion of notes payble to common stock	136,669	1,367	215,933	-	-	-	217,300

Net Loss, 2006	-	-	-	-	-	(360,016)	(360,016)

BALANCE, December 31, 2006	16,947,179	$169,472	$593,347	$(6,300)	$-	$(2,399,514)	$(1,642,995)

Common stock issued for services ($0.51 per share)	300,000	3,000	150,000	(300)	(152,700)	-	-

Common stock issued for consulting services ($.30 per share)	333,334	3,333	96,667	-	(100,000)	-	-

Amortization of deferred compensation	-	-	-	-	104,523	-	104,523

Warrants issued for convertible debt	-	-	8,797	-	-	-	8,797

Net Loss, September 30, 2007	-	-	-	-	-	(436,615)	(436,615)

BALANCE, September 30, 2007	17,580,513	$175,805	$848,811	$(6,600)	$(148,177)	$(2,836,129)	$(1,966,290)

See accompanying notes to condensed financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For The Period From
			November 6, 2001
	For the Nine Months Ended		(Inception) To
	September 30,		September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(436,615)	$(279,212)	$(2,836,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	104,523	6,237	544,678
Depreciation expense	1,675	1,675	8,096
Amortization	2,274	5,114	15,115
Changes in operating assets and liabilities:
Due to related party	67,867	29,654	429,718
Accounts payable and accrued expenses	3,698	24,968	73,760
Net Cash Used In Operating Activities	(256,578)	(211,564)	(1,764,762)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(11,166)
Net Cash Used In Investing Activities	-	-	(11,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	50,000	-	213,500
Proceeds from issuance of convertible debt - related party	90,000	200,000	294,000
Proceeds from issuance of convertible debt	100,001		100,001
Proceeds from issuance of common stock subject to rescission	-	-	1,084,823
Proceeds from issuance of common stock	-	-	99,064
Net Cash Provided By Financing Activities	240,001	200,000	1,791,388

NET INCREASE (DECREASE) IN CASH	(16,577)	(11,564)	15,460

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,037	18,736	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,460	$7,172	$15,460

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

See accompanying notes to condensed financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS OF SEPTMBER 30, 2007 and 2006

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

(D)  Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At September 30, 2007, the Company did not have any balances that exceeded FDIC insurance limits.

(E) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

(F)  Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment”(“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation”(“SFAS 123”). Prior to the adoption of SFAS 123R the Company accounted for stock options in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.

Under the modified prospective approach, the provisions of SFAS 123R apply to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the year ended December 31, 2006 includes compensation cost of  all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant -date fair value estimated in accordance with the original provisions of SFAS 123, and the compensation costs for all share-based payments granted subsequent to January 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

(G)  Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2007 and 2006, 1,948,647 and 3,032,752; respectively of common share equivalents were anti-dilutive and not used in the calculation of diluted net loss per share.

(H)  Business Segments

The Company operates in one segment and therefore segment information is not presented.

 (I)  Long-Lived Assets

 The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”.This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “ Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2	PROPERTY AND EQUIPMENT

 Property and equipment at September 30, 2007 were as follows:

Computer	$11,166
Less accumulated depreciation	(8,096)

$3,070

During the three and nine months ended September 30, 2007 and 2006 and for the period from November 6, 2001 to September 30, 2007, the Company recorded depreciation expense of $558, $1,675, $558, $1,675 and $8,096 respectively.

NOTE 3	NOTES PAYABLE

Note Amount	$25,000
Discount	(37)
Net	$24,963

In December 2006, an investor loaned the Company a total of $25,000. The note is unsecured, due one year from the date of issuance and is non interest bearing for the first nine months, then accrues interest at a rate of 6% per annum for the remaining three months. The Company imputed interest on the non interest bearing portion of the notes at a rate of 6% per annum. At September 30, 2007 the Company recorded a discount on the notes of $1,500 and amortized $1,463 of the discount as interest expense.

NOTE 4	NOTES PAYABLE - RELATED PARTY

In June 2006, a director of the Company loaned the Company $100,000. The loan bears a rate of interest of 8% per annum and is payable twelve months from the date of issuance. In addition the Company issued the director warrants to purchase 100,000 shares of common stock with an exercise price of $1.50 per share for one year from the date of the note. The loan is unsecured and was due June 28, 2007. The note was extended until June 28, 2008.  In December 2006, the Director loaned the Company an additional $50,000. The loan bears a rate of interest of 8% per annum and is payable eighteen months from the date of issuance. In January 2007 a director of the Company loaned the Company $50,000. The loan bears interest at a rate of eight percent per annum. The loan is unsecured and due July 31, 2008. As of September 30, 2007, the Company has an outstanding balance under the three note agreements of $200,000 and recorded accrued interest expense of $16,513 related to these three notes.

NOTE 5	CONVERTIBLE NOTES PAYABLE - RELATED PARTY

Note Amount	$90,000
Discount	(1,265)
Net	$88,735

In May 2007, a Director of the Company loaned the Company $50,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.20 per share of common stock.  In addition the Company issued the director warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share for two years from the date of the note. The loan is unsecured and due May 17, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The value of the warrants on the date of issuance was $837. The Company will amortize the value over the term of the note. In June, 2007 the Mother of the Director loaned the Company an additional $40,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.20 per share of common stock. The loan is unsecured and due July 3, 2009. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The fair value of the warrants on the date of issuance was $669. The Company will amortize the value over the term of the note. As of September 30, 2007 the Company recorded and accrued interest expense of $2,306 and amortization expense of $241 related to these two notes.

NOTE 6	CONVERTIBLE NOTES PAYABLE

Note Amount	$100,001
Discount	(6,380)
Net	$93,621

In July 2007, a third party loaned Company loaned the Company $100,001. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.20 per share of common stock.  In addition the Company issued the director warrants to purchase 100,001 shares of common stock with an exercise price of $1.00 per share for two years from the date of the note. The loan is unsecured and due July 5, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 111%, risk-free interest rate of 4.99%, and expected warrant life of two years. The fair value of the warrants on the date of issuance was $7,291. The Company will amortize the value over the term of the note.  As of September 30, 2007 the Company recorded and accrued interest expense of $1,907 and amortization expense of $911 related to the note.

NOTE 7	EQUITY SUBJECT TO RESCISSION

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

During 2002, the Company received cash and subscriptions receivable of $148,000 for 296,000 units consisting of one share of common stock and one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of September 30, 2007.

During 2003, the Company received cash and a subscription receivable of $661,323 for 1,322,646 units consisting of one share of common stock with one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of September 30, 2007.

During the year ended December 31, 2004, the Company received cash of $92,500 for 185,000 units consisting of one share of common stock with one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 per share ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of September 30, 2007.

In 2005, the Company sold a total of 183,000 shares of common stock to nine individuals for cash of $183,000 ($1.00per share). Such amounts have been recorded as equity subject to rescission as of September 30, 2007.

NOTE 8	STOCKHOLDERS' EQUITY

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

In March 2007, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of $4,000 per month. In addition the Company sold the consultant 300,000 shares of common stock for cash proceeds of $300 and recorded the fair value of the common stock of $153,000. The fair value of the common stock will be recognized over the term of the agreement. The Company has also agreed to pay the public relation firm a 5% finder fee for any business or capital raise derived from its relationship with the public relations firm. The fair value of the common stock will be recognized over the term of the agreement. For the three and nine months ended September 30, 2007 the Company recorded an expense of $38,175 and $87,023 under this agreement.

 In July 2007, the Company entered into a consulting agreement with a consultant to provide public relations services. The agreement calls for the consultant to provide services for a period of four months and the consultant to receive compensation of 333,334 shares of common stock with the fair value of the common stock of $100,000 ($.30 per share). The fair value of the common stock will be amortized over the term of the agreement. For the three and nine months ended September 30, 2007 the Company recorded an expense of $17,500 and $17,500 under this agreement.

(D) Common Stock and Warrants Issued for Conversion of Notes Payable

Between October and December 2005 three investors and a director loaned the Company a total of $205,000. The notes are unsecured, due one year from the date of issuance and are non interest bearing for the first nine months, then accrued interest at a rate of 6% per annum for the remaining three months.  The Company imputed interest of $12,300 on the non interest bearing portion of the notes at a rate of 6% per annum. On July 21, 2006, the Company  amended four promissory notes (the “Amended Notes”) originally executed on October 7, 2005 in favor of Lewis Martin, James E. Schiebel, Susan Hutchison, and Walter Martin respectively (each a “Holder” and collectively the “Holders”). The Amended Notes provide for a conversion feature pursuant to which each Holder is entitled to convert the outstanding principal amount into shares of the Company's common stock at a conversion rate of $1.50 per share. In addition, upon conversion, each Holder is entitled to receive a warrant to purchase one-quarter of one share of our common stock exercisable within one-year of issuance at an exercise price of $1.50 per share. On July 24, 2006, pursuant to the terms of the Amended Notes, the Holders converted the principal amount outstanding into shares of our common stock. Based on same, we issued an aggregate of 136,669 shares of our common stock at a price of $1.50 per share (the “Conversion Shares”). In addition, we issued warrants with a cashless exercise provision to purchase an aggregate of 51,250 shares of our common stock to the Holders exercisable within one year of issuance at a price per share of $1.50 (the “Conversion Warrants”). The Conversion Shares and shares underlying the Conversion Warrants are restricted in accord with Rule 144 promulgated under the Securities Act of 1933, as amended.

Between May and June 2007 two related parties loaned the Company a total of $90,000. The convertible notes are unsecured, due two years from the date of issuance and accrue interest at a rate of 8% per annum. In addition, the holders received a total of 45,000 warrants to purchase one share of our common stock exercisable within two-year of issuance at an exercise price of $1.00 per share.

(E) Common Stock Warrants

The Company issued 765,146 warrants during 2004, at an exercise price of $1.00 per share to a consultant for services. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 0%, risk-free interest rate of 3.5%, and expected warrant life of one year. The fair value was immaterial and therefore no expense was recorded in general and administrative expense at the grant date. As of December 31, 2006, the warrants have expired.

In connection with the issuance of a $100,000 note payable on June 28, 2006, the Company issued a total of 100,000 common stock warrants with an exercise price of $1.50 per share. The warrants expired June 29, 2007. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model as required under SFAS 123R with the following weighted average assumptions: expected dividend yield 0%, volatility 0%, risk-free interest rate of 5.18%, and expected warrant life of one year. The fair value was immaterial and therefore no expense was recorded.

In connection with the conversion of $205,000 of notes payable to common stock on July 24, 2006 the Company issued warrants with a cashless exercise provision to purchase an aggregate of 51,250 shares of our common stock to the Holders exercisable within one year of issuance at a price per share of $1.50 (the “Conversion Warrants”). The Conversion Shares and shares underlying the Conversion Warrants are restricted in accordance with Rule 144 promulgated under the Securities Act of 1933, as amended. These warrants expired during the quarter ended September 30, 2007

In connection with the issuance of common stock units for cash and services, the Company has an aggregate of 1,948,647 and 3,032,752 warrants outstanding at September 30, 2007 and 2006, respectively. The Company has reserved 1,948,647 shares of common stock for the future exercise of the warrants at September 30, 2007.

(F) Amendment to Articles of Incorporation

During 2004, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 100,000,000 common shares at a par value of $0.01 per share.

(G) Financing Agreement

On May 29, 2007, the Company entered into an Investment Agreement.  Pursuant to this Agreement, the Investor  shall commit to purchase up to $20,000,000 of the Company's common stock over the course of thirty-six (36) months. The amount that we shall be entitled to request from each purchase (“Puts”) shall be equal to, at the Company's election, either (i) up to $250,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the applicable put notice date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the put date. The put date shall be the date that the Investor receives a put notice of a draw down by us. The purchase price shall be set at ninety-three percent (94%) of the lowest closing bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, we shall not be entitled to deliver another put notice. Further, we shall reserve the right to withdraw that portion of the Put that is below seventy-five percent (75%) of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice. The Company was obligated to pay $15,000 preparation fee for the documents. $10,000 of which was paid upon the execution of the agreement and $5,000 due upon the closing of the first put.

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

NOTE 9	RELATED PARTY TRANSACTIONS

In June, 2006 a director of the Company loaned the Company $100,000. The loan bears a rate of interest of 8% per annum and is payable twelve months from the date of issuance. In addition the Company issued the director warrants to purchase 100,000 shares of common stock with an exercise price of $1.50 per share for one year from the date of the note. The loan is unsecured and was due June 28, 2007. The note was extended until June 28, 2008.  In December 2006, the Director loaned the Company an additional $50,000. The loan bears a rate of interest of 8% per annum and is payable eighteen months from the date of issuance. In January 2007 a director of the Company loaned the Company $50,000. The loan bears interest at a rate of eight percent per annum. The loan is unsecured and due July 31, 2008. As of September 30, 2007 the Company has an outstanding balance under the three note agreements of $200,000 and recorded accrued interest expense of $16,513 related to these three notes.

In May 2007, a Director of the Company loaned the Company $50,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less then $.20 per share of common stock.  In addition the Company issued the director warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share for two years from the date of the note. The loan is unsecured and due May 17, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The fair value of the warrants on the date of issuance was $837.

The Company will amortize the value over the term of the note. In June, 2007 the Mother of the Director loaned the Company an additional $40,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.20 per share of common stock. The loan is unsecured and due July 3, 2009. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The fair value of the warrants on the date of issuance was $669. The Company will amortize the value over the term of the note. As of September 30, 2007 the Company recorded and accrued interest expense of $2,306 and amortization expense of $241 related to these two notes.

During December 2001, the Company entered into an agreement with a consultant to serve as its interim President for a term of up to five years. The agreement called for annual compensation of $250,000. The agreement expires the earlier of December 2006 or on the effectiveness of an employment agreement and is renewable annually after December 2006. During 2006, the Company approved a one year renewal of the agreement. The Company has accrued $429,718 under the agreement to the consultant at September 30, 2007. For the Period November 6, 2001(Inception) to September 30, 2007 the Company recorded $1,458,333 of expenses associated with this agreement.

During 2004, the Company entered into an employment agreement with a consultant to assume the position of Chief Executive Officer and President for a term of five years at an annual minimum salary of $250,000 with additional bonuses and fringe benefits. The agreement is to become effective upon the approval by the Securities and Exchange Commission on the SB-2 Registration Statement. During March 2006, the Company and the President amended the start date to begin upon the Company raises all or substantially all the project funding pertaining to the first facility. As of the date of this report, the Company has not completed the funding. (See Note 10(A) and 12).

NOTE 10	COMMITMENTS AND CONTINGENCIES

(A)  Consulting Agreements

During December 2001, the Company entered into an agreement with a consultant to serve as its interim President for a term of up to five years. The agreement called for annual compensation of $250,000. The agreement expires the earlier of December 2006 or on the effectiveness of an employment agreement and is renewable annually after December 2006. During 2006, the Company approved a one year renewal of the agreement. The Company has accrued $429,718 under the agreement to the consultant at September 30, 2007. For the Period November 6, 2001(Inception) to September 30, 2007 the Company recorded $1,458,333 of expenses associated with this agreement.

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

 In March 2007, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of $4,000 per month. In addition the Company sold the consultant 300,000 shares of common stock for cash proceeds of $300 and recorded the fair value of the common stock of $153,000. The fair value of the common stock will be recognized over the term of the agreement. The Company has also agreed the pay the public relation firm a 5% finder fee for any business or capital raise derived from its relationship with the public relations firm. The fair value of the common stock will be recognized over the term of the agreement. For the three and nine months ended September 30, 2007 the Company recorded an expense of $38,175 and $87,023 under this agreement.

 In July 2007, the Company entered into a consulting agreement with a consultant to provide public relations services. The agreement calls for the consultant to provide services for a period of four months and the consultant to receive compensation of 333,334 shares of common stock with the fair value of the common stock of $100,000 ($.30 per share). The fair value of the common stock will be amortized over the term of the agreement. For the three and nine months ended September 30, 2007 the Company recorded an expense of $17,500 and $17,500 under this agreement.

 (B)  License Agreement

Upon effectiveness of the employment agreement with our Chief Executive Officer and President, the Company will be entitled to use certain technology and know-how that is owned by our Chief Executive Officer and President royalty free until the end of the employment agreement. Upon termination of the employment agreement with the Chief Executive Officer and President, the Company has the right to license the technology for a onetime fee. The license fee will be negotiated by the Company and the Chief Executive Officer and will equal the replacement value of such technology and will be determined with reference to the engineer's opinion dated March 6, 2002, a copy of which is attached to the employment agreement (See Note 6(A)).

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

There is considerable legal uncertainty under both federal securities and related laws concerning the efficacy of rescission offers and general waivers with respect to barring claims that would be based on the failure to disclose information described above in a private placement. The SEC takes the position that acceptance or rejection of an offer of rescission may not bar stockholders from asserting claims for alleged violations of federal securities laws. Further, under California's Blue Sky law, which would apply to stockholders resident in that state, a claim or action based on fraud may not be waived or prohibited pursuant to a rescission offer. As a result, the rescission offer may not terminate any or all potential liability that we may have in connection with that private placement. In addition, there can be no assurance that we will be able to enforce the waiver we received in connection with the rescission offer to bar any claims based on allegations of fraud or other federal or state law violations that the rescission offer, may have, until the applicable statutes of limitations have run.

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

NOTE 11	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a stockholders' deficiency of $1,966,290 a working capital deficiency of $702,181 and used cash in operations from inception of $1,764,762. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 12	SUBSEQUENT EVENTS

In October 2007, the Company sold a total of 174,500 shares of common stock for gross proceeds of $24,605

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

During the fiscal quarter September 30, 2007, no revenues were generated and we do not anticipate revenues until such time as the first facility has been constructed and commercially operated. The construction of the first showcase facility will require $20 million. However, currently there are no commitments for capital and furthermore, the successful implementation of all aspects of the business plan is subject to our ability to complete the $20 million capitalization. It is expected the required funds will be raised as a result of private offerings of securities or debt, or other sources.

Should the required funding not be forthcoming from the aforementioned sources, public offerings of equity, or securities convertible into equity may be necessary. In any event, our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. The notes to our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Among the reasons cited in the notes as raising substantial doubt as to our ability to continue as a going concern are the following: we are a development stage company with no operations, a stockholders’ deficiency of $1,966,290 and cash used in operations from inception through September 30, 2007 of $1,764,762. As of September 30, 2007, we had a working capital deficiency of $702,181.

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

A targeted marketing campaign pertaining to the sale of carbon black and scrap steel will also commence prior to completion of construction. However, we may not be positioned to enter into carbon black supply contracts until such time as samples are made available from the operation of the showcase facility. It is likely that these samples would be made available as a result of operationing the processing equipment during the performance testing phase of the installation and immediately prior to commercial certification. The commercial certification will occur after the equipment has operated for a period of approximately 90 days and all contract performance specifications have been achieved. There may be delays associated with the correction of deficiencies in order that the processing equipment meet certain performance standards prior to commercial certification. However, the Company has included the 90 day start-up phase within the overall timeline to allow for the correction of deficiencies by fabricator suppliers. Although the vast majority of the rubber to oil system is based upon off-the-shelf components, if further delays occur as a result of fabricator suppliers correction of deficiencies, we could be delayed in our ability to generate revenue.

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

Going Concern Consideration

As reflected in the accompanying financial statements, we are in the development stage with no operations, a stockholders’ deficiency of $1,966,290, a working capital deficiency of $702,181 and used cash in operations from inception of $1,764,762. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2007 reflects assets of $18,530 accrued interest of $22,225 consisting of cash of $15,460 and property and equipment of $3,070 total current liabilities of $717,641 consisting of accounts payable and accrued expenses of $40,735, an amount of $429,718 due to a related party, a note payable of $24,963 with a net discount of $37, and a note payable due to a related party of $200,000 and total long term liabilities of $182,356 consisting of  a note payable of $93,621 with a net discount of $6,380, and a note payable due to a related party of $88,735 with a net discount of $1,235.

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

Item 3.                Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

On July 5, 2007, we issued 100,001 shares of our common stock to our Jonathan Brubacher.  Our securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such securities. All of the above issuances of our securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such securities by us did not involve a public offering. The above listed parties were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the above listed parties had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares and the shares underlying the warrants would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

Item 3.                 Defaults Upon Senior Securities.

None

Item 4.                 Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

November 13, 2007