Form 10KSB
period 2007-12-31
ALLIANCE RECOVERY CORP
filed 2008-04-16
CIK 1305055

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 333-121659

ALLIANCE RECOVERY CORPORATION
(Name of small business issuer in its charter)

DELAWARE	30-0077338
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1000 N.W., ST, SUITE 1200, WILMINGTON, DE	19801
(Address of principal executive offices)	(Zip Code)

(519) 671-0417
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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
Yes ☒     No ☐

Revenues for year ended December 31, 2007: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2007, was: $1,648,955.55

Number of shares of the registrant’s common stock outstanding of April 15, 2008 was: 20,589,425

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

Alternatively, the Alliance thermal system requires no pre-treatment of the rubber waste. Whole tires can be conveyed into the system thereby eliminating all costs associated with the handling shredding, and shred storage of the rubber waste prior to thermal processing. Furthermore, the chemical manufacturing process utilized in the Alliance process, separates the various residual products as they are formed and released into the system eliminating the need for additional process separation systems. It is management’s and their third party consulting engineers, Resource International, opinion that the simplicity of the Alliance thermal system makes it a cost effective alternative to conventional pyrolysis operations.

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

RESEARCH AND DEVELOPMENT

The entire research and development effort has been supported by Mr. Vaisler & his family prior to our incorporation. It commenced over 9 years ago. The Company has not estimated the total  number of hours of R&D activity pertaining to the development of our business and technology. Furthermore, we have also relied on the R&D of other groups to augment our overall R&D efforts with off-the-shelf technology and processes that are currently commercially available.

FINANCING

We will need to complete a $20,000,000 financing (private placement of debt/equity) in order to construct the first facility.

To serve this end, on May 29, 2007, we entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the “Investor”).  Pursuant to this Agreement, the Investor shall commit to purchase up to $20,000,000 of our common stock over the course of thirty-six (36) months.  The amount that we shall be entitled to request from each purchase (“Puts”) shall be equal to, at our election, either (i) up to $250,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the applicable put notice date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the put date. The put date shall be the date that the Investor receives a put notice of a draw down by us. The purchase price shall be set at ninety-three percent (94%) of the lowest closing bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, we shall not be entitled to deliver another put notice.  Further, we shall reserve the right to withdraw that portion of the Put that is below seventy-five percent (75%) of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice.

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

The ARC manufacturing process does not qualify as a federally regulated source of emissions. Only state and local approvals are required. ARC’s ability to permit facilities in large urban centers will allow the Company to establish a network of facilities in communities where rubber waste is generated rather than hauling this waste hundreds of miles for shredding to TDF and subsequently transporting the TDF to combustion markets, perhaps close to the communities where the tires originated.

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

EMPLOYEES

During the fiscal year ended December 31, 2007, we had no employees. Upon receiving funding for our initial facility, Peter Vaisler will become our first full-time employee.  We have no other firm commitments for employment but it is expected that subsequent to Mr. Vaisler’s employment, 6 key management, and support positions, will be filled to address financial, business, construction, and regulatory matters.  In addition at our first operating subsidiary installation, we expect to employ approximately 25 people on a full-time basis. We will employ additional people as we continue to implement our plan of operation. This will be undertaken as follows:

We will operate processing facilities as subsidiaries. Each subsidiary will be required to have the following full time employees:

General Manager	$95,000
Secretary	$40,000
Bookkeeper	$35,000
3 Shift Supervisor/System Operators	$165,000
6 Machinery Operators	$240,000
6 Production/Packaging	$180,000
3 Maintenance Mechanics	$120,000

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

CFO/Business Manager - $100,000; VP Technology - $85,000; VP Marketing - $85,000; and Executive Secretary - $40,000

Item 2.    Description of Property

As of December 31, 2007 we did not own or lease any property. Our President, Mr. Vaisler used various offices including his home office, directors’ offices, and the offices of legal counsel at no cost to us.

As of April 8, 2008, the Company’s corporate offices are now located at 1000 N.W., St., Suite 1200, Wilmington, DE, 19801.  We pay $300.00 in rent per month for a lease term that is on a month to month basis

However, subsequent to the financing for the first facility, an office construction trailer will be moved to the selected site and the corporate office functions will be based there until such time as the showcase installation offices are complete. Upon completion of the showcase facility’s offices, the corporate offices will be moved into the office area until such time as the facility is fully operational.

Item 3.    Legal Proceedings

We are not presently a party to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

Item 4.    Submission of Matters to a Vote of Security Holders

During the fiscal year ended December 31, 2007, we did not present any matters for approval by the affirmative vote of all shareholders.

Item 5.    Market for Common Equity and Related Stockholder Matters

Public Market for Common Stock

Our common stock is currently traded on the OTC Bulletin Board under the symbol “ARVY.” Our common stock has been quoted on the OTC Bulletin Board since February 14, 2007.  The following table sets forth the range of high and low bid quotations for each quarter of the year ended December 31, 2007.  These quotations as reported by the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

YEAR	QUARTER	HIGH	LOW

2007	First (February 14, 2007 thru March 31, 2007)	$0.85	$0.28
2007	Second	$0.55	$0.14
2007	Third	$0.30	$0.20
2007	Fourth	$0.09	$0.19

Holders

As of April 7, 2008, we had approximately 100 shareholders of record.  Such shareholders of record held 20,589,425 shares of our common stock.

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

On July 21, 2006, we issued 136,669 shares of our common stock to the following investors: Lewis Martin - 33,334 shares; James E. Schiebel - 33,334 shares; Susan Hutchison - 3,334 shares; Walter Martin - 66,667 shares. The issuances were valued at $1.50 per share or $205,000 in the aggregate. In addition, we issued warrants to purchase an aggregate of 51,250 shares of our common stock to the following investors: Lewis Martin - 12,500 shares; James E. Schiebel - 12,500 shares; Susan Hutchison - 1,250 shares; Walter Martin - 25,000 shares. The warrants are exercisable within one year of issuance at a price per share of $1.50. The shares and warrants were issued pursuant to the conversion of outstanding notes held by the investors. Our securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such securities. All of the above issuances of our securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such securities by us did not involve a public offering. The above listed parties were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the above listed parties had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares and the shares underlying the warrants would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

On June 28, 2006, we issued warrants to purchase 100,000 shares of our common stock exercisable within one year of issuance at an exercise price of $1.50 per share to David Williams.  By order of a July 24, 2007 Board of Director’s resolution, the warrants expiration date was extended to February 7, 2008.  Our securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such securities. All of the above issuances of our securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such securities by us did not involve a public offering. The above listed parties were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors.

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

On January 14, 2005, we issued 300,000 shares of our restricted common stock to Mirador Consulting, Inc. for consulting services. The issuance was valued at $.50 per share or $150,000. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering. Mirador Consulting, Inc. was a sophisticated investor and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mirador Consulting, Inc. had the necessary investment intent as required by Section 4(2) since it agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

From February 2005 through May 2005, we issued 183,000 shares of our restricted common stock to the following parties for cash consideration of $1.00 per share:

Name of Subscriber	Units Purchased	Date of Investment	Consideration
CARR, BRIAN (1)	20,000	5/8/2005	$20,000
COPPLESTONE, GLEN (2)	8,000	5/7/2005	$8,000
EAGEN, MICHAEL J. (2)	5,000	4/22/2005	$5,000
KNECHT, JOHN (3)	25,000	3/3/2005	$25,000
LEWIS, JACQUELINE (4)	5,000	4/22/2005	$5,000
MARTIN, LEWIS (1)	55,000	5/4/2005	$55,000
MILETICH, MIKE (2)	5,000	4/22/2005	$5,000
ROBINSON, ROD (1)	50,000	5/4/2005	$50,000
SHEA, ROBERT JOHN (1)	10,000	2/15/2005	$10,000

(1)	Messrs. Carr, Lewis, Robinson, and Shea are our present shareholders;
(2)	Messrs. Coppleston, Eagen, and Miletich are personal friends of Mr. Vaisler, our officer and director.
(3)	Mr. Knecht is the father-in-law of Mr. Vaisler, our officer and director;
(4)	Ms. Lewis is related to Mr. Miletich.

The issuances were valued at $1.00 per share or $183,000 in the aggregate. Our shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such shares. All of the above issuances of shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such shares by us did not involve a public offering.

The above listed parties were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the above listed parties had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction. All 183,000 shares issued during the period commencing March 2005 and ending May 2005 were subject to rescission as disclosed below.

As disclosed above, an aggregate of 1,986,646 shares issued pursuant to private offerings which took place during the periods commencing April 2002 and ending June 2004 and commencing March 2005 and ending May 2005 were subject to rescission. In November 2005 we concluded a rescission offer to investors who purchased our securities during such periods. Such private offerings may have violated federal securities laws based on the inadequacy of our disclosures made in our private placement memoranda offering documents concerning the lack of authorized common stock. Based on potential violations that may have occurred under U.S. securities laws, we determined to make a rescission offer to all investors who acquired our securities pursuant to our private offerings.

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

From January 2004 through June 2004, we issued 186,000 units consisting of one share of restricted common stock and a warrant to purchase one share of our common stock exercisable at $1.00 per share to the following parties for cash consideration of $.50 per share: Lance Appleford - 10,000 units; Jodie Tonita - 6,000 units; Rod Robinson - 140,000 units; Jurek Gebczynski - 10,000 units; and Jewan Naraine - 20,000 units. The issuances were valued at $.50 per share or $93,000 in the aggregate. Our securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such securities. All of the above issuances of our securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such securities by us did not involve a public offering. The above listed parties were sophisticated investors and had access to information normally provided in a prospectus regarding us. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the above listed parties had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares and the shares underlying the warrants would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction. All 186,000 shares issued during the period commencing January 2004 and ending June 2004 were subject to rescission as disclosed below.

On January 14, 2004, we issued 200,000 shares of our restricted common stock and warrants to purchase 200,000 shares of our common stock to Mirador Consulting, Inc. for consulting services. The warrants are exercisable at the following prices: 100,000 at $5.00 per share and 100,000 at $7.50 per share. The issuance was valued at $.50 per unit or $100,000. The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the issuance of such securities. All of the above issuances of our securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of such securities by us did not involve a public offering. Mirador Consulting, Inc. was a sophisticated investor and had access to information normally provided in a prospectus regarding us.

The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, Mirador Consulting, Inc. had the necessary investment intent as required by Section 4(2) since it agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. These restrictions ensure that these shares and shares underlying the warrants would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the above transaction.

We did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Each of the purchasers was an accredited investor, and acquired the securities for investment purposes only and not with a view to distribution.

Stock Option Grants

As of April 15, 2008, no options to purchase our securities outstanding. We may in the future establish an incentive stock option plan for our directors, employees and consultants.

Equity Compensation Plan Information

The following table sets forth certain information as of April 15, 2008, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

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

During the fiscal quarter December 31, 2007, no revenues were generated and we do not anticipate revenues until such time as the first facility has been constructed and commercially operated. The construction of the first showcase facility will require $20 million. However, currently there are no commitments for capital and furthermore, the successful implementation of all aspects of the business plan is subject to our ability to complete the $20 million capitalization. It is expected the required funds will be raised as a result of private offerings of securities or debt, or other sources.

We entered into a Consulting Agreement with Global Consulting Group, Inc (“Global Consulting”) on September 9, 2007.  The Consulting Agreement was amended on September 17, 2007 and again on September 27, 2007.  Pursuant to the Consulting Agreement, as amended, Global Consulting will consult and advise the Company on matters pertaining to corporate exposure/investor awareness, telephone marketing/advertising campaigns, business modeling and development and the release of press releases.  More specifically, Global Consulting will contact 3,000 stockbrokers each month to create better awareness of the Company.  The Consulting Agreement, as amended, is for a commitment period of four months from September 9, 2007, and requires payment from the Company to Global Consulting on the commencement date of the Consulting Agreement or shortly thereafter.  Payment is defined as the issuance of 278,000 of shares of the Company’s common stock to be issued to Global Consulting.

To satisfy the terms of the Amended Consulting Agreement, we issued 278,000 shares of our common stock to Global Consulting on September 27, 2007.  The Consulting Agreement, as amended, may be terminated, without cause, by either the Company or the Consultant with 30 day prior notice.

The Consulting Agreement entered into with Global Consulting requires the issuance of additional shares which will dilute the ownership held by our shareholders.  In particular, pursuant to the Consulting Agreement, as amended, the Company has issued 278,000 shares of its common stock pursuant to Global Consulting, which will further dilute the percentage ownership held by the stockholders.  On the other hand, however, the Consulting Agreement entered into with Global Consulting could result in an increase in our common stock’s bid price based on improvements to our corporate image, marketing/advertising campaigns, and general business development.  The Consulting Agreement may also have a positive impact on our ability to generate revenue, as improvement in general business development could lead to new revenue generating opportunities.

Should the required funding not be forthcoming from the aforementioned sources, public offerings of equity, or securities convertible into equity may be necessary. In any event, our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

On December 17, 2007, we entered into a Marketing Agreement (the “Marketing Agreement”) with QualityStocks, LLC (“QualityStocks”).  Pursuant to the Marketing Agreement, QualityStocks, would assist with press release drafting, prepare a Video Corporate Profile of Alliance Recovery Corporation, include news and facts about Alliance Recovery Corporation within its monthly newsletters, and hold a CEO interview with Alliance Recovery Corporation CEO Peter Vaisler once each quarter.

The term of the Marketing Agreement began December 10, 2007 and ends June 30, 2008.  On March 26, 2008 the Marketing Agreement was canceled.

Additionally, on January 15, 2008 and February 1, 2008 we entered into an Investor Relations/Public Relations Agreement (collectively, the “Agreements”) with FiveMore Fund, Ltd. and Mainland Participation Corp., respectively (individually, the “Consultant” and collectively, the “Consultants”).  Pursuant to the Agreements, Consultants were scheduled to (a) advise us with respect to our plans and strategies for raising capital; (b) aid us in developing a marketing plan directed at informing the investing public as to the business of Client; (c) assist us in its discussions with underwriters, investors, brokers and institutions and other professionals retained by us; (d) inform us about US and international banks offering stock based credit line facilities; (e) assist us with identifying possible acquisitions or merger candidates; (f) advise and assist us with public relations and promotion matters; (g) assist us with a potential listing at Frankfurt Stock Exchange; and (h) introduce members of us to US and European securities dealers and market makers, if we so desire.  At no time will either Consultant provide services which would require the Consultant to be registered and licensed with any federal or state regulatory body or self-regulating agency.

On March 4, 2008 we canceled the Agreements.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. The notes to our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Among the reasons cited in the notes as raising substantial doubt as to our ability to continue as a going concern are the following: we are a development stage company with no operations, a stockholders’ deficiency of $2,007,324 and cash used in operations from inception through December 31, 2007 of $1,849,869.  As of December 31, 2007, we had a working capital deficiency of $710,102.

Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise additional capital and generate revenues. These conditions raise substantial doubt about our ability to continue as a going concern.

Plan of Operations

Management has forged relations with several corporate finance entities that have expressed an interest in participating in our overall expansion in the United States and Europe.

The efforts of our management team, our consultants and advisors will be to complete appropriate financing arrangements. The completion of the $20,000,000 financing will be our exclusive effort prior to the construction and development of the first installation.

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

Furthermore, the heat recovery system utilized throughout the entire electrical generation system will be available to deliver steam for additional industrial uses. Heat recovery boilers utilized in the system can make steam available for use in a steam turbine to make additional electricity for sale by ARC. The recovered heat could also be utilized in several industrial applications.

The ARC installation is designed to operate continuously. As a result, the installation has the ability to produce heat constantly to service the steam requirements of a turbine generating electricity or other commercial uses. The heat produced can be considered a bi-product from the operation of the thermal conversion and electrical generation equipment. Rather than utilizing the heat source for any particular use, we could also use a commercial cooling tower to cool the thermal processing equipment and could decide not to operate the heat recovery system components associated with the reciprocating engines responsible for the generation of electricity. However, management believes that utilizing the bi-product heat capacity in an environmentally friendly way to generate additional electricity is a common sense alternative to exhausting heat into the atmosphere.

If the Company was to move forward with a hydroponics initiative as an alternative to a steam turbine or industrial uses, the type of relationship previously discussed is based upon the notion that the hydroponics greenhouse operator would lease a site immediately adjacent to the showcase facility. Based upon our final equipment selection, pertaining to both the thermal conversion of rubber to oil and the generation of electricity, we will be positioned to provide details as to the amount of steam and/or hot water that be generated for conveyance to the greenhouse via an insulated pipeline. A heat exchanger could transfer the heat from the ARC steam and/or hot water to the hot water in the hydroponics operator’s underground reservoir.

Regardless of the ultimate use of the recovered steam, the ARC cooled condensate and/or water will be returned to the ARC heat recovery boilers heated again for reuse in a closed loop system.

Should ARC utilize the steam in a turbine, further electrical energy will be available to sell into the grid.  However, if the recovered steam and/or heat is utilized in industrial or other applications a discounted avoided cost, defined as the operators cost of natural gas or fuel oil less a negotiated discount, will be used to determine the recovered heat's selling price. We will not be positioned to make a final decision in connection to the use of the recovered heat until a development site has been agreed upon and the $20,000,000 financing has been completed.

Going Concern Consideration

As reflected in the accompanying December 31, 2007 financial statements we are in the development stage with no operations, a stockholders’ deficiency of $2,007,324, a working capital deficiency of $710,102 and used cash in operations from inception of $1,849,869. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2007 reflects assets of $30,053 consisting of cash of $27,541 and property and equipment of $2,512, compared to assets of $36,782 as of December 31, 2006.  As of December 31, 2007, we had current liabilities of $737,643 consisting of accounts payable and accrued interest of $85,150, an amount of $427,493 due to a related party, a note payable of $25,000 with a net discount of $0, and a note payable due to a related party of $200,000.  In comparison to December 31, 2006, we had current liabilities of $594,954 which consisted of accounts payable and accrued interest of $58,722, an amount of $361,851 due to a related party, a note payable of $23,841 with a net discount of $1,159 and a note payable due to a related party of $150,000.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Item 7.    Financial Statements and Supplementary Data

The financial statements of the Company, together with the report of the auditors, are as follows:

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-2	BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006

F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 2007 AND 2006 AND FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO DECEMBER 31, 2007

F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO DECEMBER 31, 2007

F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION) TO DECEMBER 31, 2007

F-6 - F-16	NOTES TO AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Alliance Recovery Corporation

We have audited the accompanying balance sheet of Alliance Recovery Corporation as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2007 and 2006 and for the period November 1, 2001 (Inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Alliance Recovery Corporation as of December 31, 2007 and 2006 the results of its operations and its cash flows for the two years then ended and for the period November 1, 2001 (Inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company had a working capital deficiency of $710,102, a stockholders’ deficiency of $2,007,324 and used cash in operations from inception of $1,849,869.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 11.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 9, 2008

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	December 31,
	2007	2006
CURRENT ASSETS
Cash	$27,541	$32,037

Property and Equipment, net	2,512	4,745

TOTAL ASSETS	$30,053	$36,782

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$54,316	$53,543
Accrued interest	30,834	5,719
Due to related party	427,493	361,851
Notes payable - net of discount of $0 and $1,159 respectively	25,000	23,841
Notes payable - related party	200,000	150,000

TOTAL CURRENT LIABILITIES	737,643	594,954

Notes payable - related party, net of discount of $19,622 and $0, respectively	120,378	-
Note payable - convertible , net of discount of $5,468 and $0, respectively	94,533	-

TOTAL LONG TERM LIABILITIES	214,911	-

TOTAL LIABILITIES	952,554	594,954

COMMITMENTS AND CONTINGENCIES	-	-

Common Stock Subject to Rescission Offer, $.01 par value,
1,986,646 shares issued and outstanding	1,084,823	1,084,823

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value, 100,000,000 shares authorized, 18,103,779 and 16,947,179 shares issued and outstanding, respectively	181,038	169,472
Additional paid in capital	929,517	593,347
Subscriptions receivable	(6,600)	(6,300)
Deferred compensation	(53,902)	-
Accumulated deficit during development stage	(3,057,377)	(2,399,514)
Total Stockholders’ Deficiency	(2,007,324)	(1,642,995)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$30,053	$36,782

See accompanying notes to audited financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			For The Period From November 6, 2001
	For the Year Ended December 31,		(Inception)
			to December 31,
	2007	2006	2007
OPERATING EXPENSES
Consulting fees	$-	$-	$526,868
Consulting fees - related party	250,000	250,000	1,520,833
Professional fees	78,733	49,530	369,706
Investor relations	261,154	-	261,154
General and administrative	38,643	44,812	332,623

TOTAL OPERATING EXPENSES	628,530	344,342	3,011,184

OTHER EXPENSES
Interest Expense	29,333	15,674	46,193

NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(657,863)	(360,016)	(3,057,377)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(657,863)	$(360,016)	$(3,057,377)

Net loss per share - basic and diluted	$(0.04)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	17,252,116	16,835,972

See accompanying notes to audited financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION)

TO DECEMBER 31, 2007

	Common Stock		Additional Paid-In	Subscription	Deferred Stock	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Common stock issued to founders for services ($0.01 per share)	8,410,000	$84,100	$-	$-	$-	$-	$84,100

Common stock issued for cash ($0.0137 per share)	7,687,800	76,878	28,186	(105,064)	-	-	-

Net loss for the period from November 6, 2001 (inception) to December 31, 2001	-	-	-	-	-	(104,933)	(104,933)

Balance, December 31, 2001 (Restated)	16,097,800	160,978	28,186	(105,064)	-	(104,933)	(20,833)

Common stock with warrants issued for services ($0.50 per share)	112,710	1,127	55,228	-	(27,083)	-	29,272

Common stock issued for services ($0.50 per share)	100,000	1,000	49,000	-	(16,667)	-	33,333

Collection of subscriptions receivable	-	-	-	56,290	-	-	56,290

Net loss, 2002	-	-	-	-	-	(482,211)	(482,211)

Balance, December 31, 2002 (Restated)	16,310,510	163,105	132,414	(48,774)	(43,750)	(587,144)	(384,149)

Amortization of deferred compensation	-	-	-	-	43,750	-	43,750

Net loss, 2003	-	-	-	-	-	(417,622)	(417,622)

BALANCE, DECEMBER 31, 2003 (Restated)	16,310,510	163,105	132,414	(48,774)	-	(1,004,766)	(758,021)

Common stock with options issued for services ($0.50 per share)	200,000	2,000	98,000	-	(4,158)	-	95,842

Issuance of warrants for services	-	-	-	-	-	-	-

Net loss, 2004	-	-	-	-	-	(489,255)	(489,255)

BALANCE, DECEMBER 31, 2004 (Restated)	16,510,510	165,105	230,414	(48,774)	(4,158)	(1,494,021)	(1,151,434)

Common stock with options issued for services ($0.50 per share)	300,000	3,000	147,000	(300)	(149,700)	-	-

Amortization of deferred compensation	-	-	-	-	147,621	-	147,621

Collection of subscription receivable	-	-	-	42,774	-	-	42,774

Net loss, 2005	-	-	-	-	-	(545,477)	(545,477)

BALANCE, December 31, 2005	16,810,510	$168,105	$377,414	$(6,300)	$(6,237)	$(2,039,498)	(1,506,516)

Amortization of deferred compensation	-	-	-	-	6,237	-	6,237

Conversion of notes payable to common stock	136,669	1,367	215,933	-	-	-	217,300

Net Loss, 2006	-	-	-	-	-	(360,016)	(360,016)

BALANCE, December 31, 2006	16,947,179	$169,472	$593,347	$(6,300)	$-	$(2,399,514)	$(1,642,995)

Common stock issued for services ($0.51 per share)	300,000	3,000	150,000	(300)	(152,700)	-	-

Common stock issued for consulting services ($.30 per share)	278,000	2,780	80,620	-	(83,400)	-	-

Common stock issued for consulting services ($.15 per share)	240,000	2,400	33,600	-	(36,000)		-

Common stock issued for cash	338,600	3,386	43,802				47,188

Amortization of deferred compensation	-	-	-	-	218,198	-	218,198

Warrants issued for convertible debt	-	-	28,148	-	-	-	28,148

Net Loss, December 31, 2007	-	-	-	-	-	(657,863)	(657,863)

BALANCE, December 31, 2007	18,103,779	$181,038	$929,517	$(6,600)	$(53,902)	$(3,057,377)	$(2,007,324)

See accompanying notes to audited  financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			For The Period From
			November 6, 2001 (Inception)
	For the Year Ended December 31,		To December
	2007	2006	31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(657,863)	$(360,016)	$(3,057,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	218,198	6,237	658,353
Depreciation expense	2,233	2,233	8,654
Amortization	4,217	5,455	17,058
Changes in operating assets and liabilities:
Due to related party	65,642	53,692	427,493
Accounts payable and accrued expenses	25,888	30,700	95,950
Net Cash Used In Operating Activities	(341,685)	(261,699)	(1,849,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(11,166)
Net Cash Used In Investing Activities	-	-	(11,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	50,000	25,000	263,500
Proceeds from issuance of debt - related party	140,000	250,000	294,000
Proceeds from issuance of convertible debt	100,001	-	100,001
Proceeds from issuance of common stock subject to rescission			1,084,823
Proceeds from issuance of common stock	47,188	-	146,252
Net Cash Provided By Financing Activities	337,189	275,000	1,888,576

NET INCREASE (DECREASE) IN CASH	(4,496)	13,301	27,541

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32,037	18,736	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,541	$32,037	$27,541

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

See accompanying notes to audited  financial statements

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 and 2006

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

(C)  Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At December 31, 2007, the Company did not have any balances that exceeded FDIC insurance limits.

(D)  Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

(E)  Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2007 the Company has a net operating loss carry forward of $3,057,377, available to offset future taxable income through 2026. The valuation allowance at December 31, 2007 was $1,039,508. The net change in the valuation allowance for the year ended December 31, 2007 was an increase of $223,673.

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

(G)  Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2007 and 2006, 2,403,197 and 2,154,896; respectively of common share equivalents were  outstanding but anti-dilutive and therefore not used in the calculation of diluted net loss per share

(H)  Business Segments

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

(J)   Reclassification of Prior Period Accounts

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

(K)  Recent Accounting Pronouncements

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

(L) Fair Value of Financial Instruments.

The carrying amounts reported in the balance sheet for cash, receivables, accounts payable, accrued expenses and notes payable approximate fair value based on the short-term maturity of these instruments.

NOTE 2  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 were as follows:

	Year Ended December 31,
	2007	2006
Computer	$11,166	$11,166
Depreciation with less accumulated	(8,654)	(6,421)

	$2,512	$4,745

During the year ended December 31, 2007 and 2006 and for the period from November 6, 2001 to December 31, 2007, the Company recorded depreciation expense of $2,233 $2,233, and $8,654 respectively.

NOTE 3  NOTES PAYABLE

	December 31
	2007	2006
Note Amount	$25,000	$25,000
Discount	-	(1,159)
Net	$25,000	$23,841

In December 2006, an investor loaned the Company a total of $25,000. The note is unsecured, due one year from the date of issuance and is non-interest bearing for the first nine months, then accrues interest at a rate of 6% per annum for the remaining three months. The Company imputed interest on the non interest-bearing portion of the notes at a rate of 6% per annum. During the years ended December 31, 2007 and 2006 the Company recorded a discount on the notes of $1,500 and amortized $341 and $1,159 of the discount respectively as interest expense. As of December 31, 2007 the note was in default.

NOTE 4  NOTES PAYABLE - RELATED PARTY

In June 2006, a Director of the Company loaned the Company $100,000. The loan bears a rate of interest of 8% per annum and is payable twelve months from the date of issuance. In addition the Company issued the director warrants to purchase 100,000 shares of common stock with an exercise price of $1.50 per share for one year from the date of the note. The loan is unsecured and was due June 28, 2007. The note was extended until June 28, 2008.  In December 2006, the Director loaned the Company an additional $50,000. The loan bears a rate of interest of 8% per annum and is payable eighteen months from the date of issuance. In January 2007 a director of the Company loaned the Company $50,000. The loan bears interest at a rate of eight percent per annum. The loan is unsecured and due July 31, 2008. As of December 31, 2007, the Company has an outstanding balance under the three note agreements of $200,000 and recorded accrued interest expense of $20,797 related to these three notes.

NOTE 5 CONVERTIBLE NOTES PAYABLE - RELATED PARTY

Note Amount	$140,000
Discount	(19,622)
Net	$120,378

In May 2007, a Director of the Company loaned the Company $50,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.20 per share of common stock.  In addition the Company issued the director warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share for two years from the date of the note. The loan is unsecured and due May 17, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The value of the warrants on the date of issuance was $837. The Company will amortize the value over the term of the note. In June 2007 the Mother of the Director loaned the Company an additional $40,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.20 per share of common stock. The loan is unsecured and due July 3, 2009. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The fair value of the warrants on the date of issuance was $669. The Company will amortize the value over the term of the note. In November 2007, a Director of the Company loaned the Company an additional $50,000. The loan bears a rate of interest of 10% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.11 per share of common stock.  In addition the Company issued the director warrants to purchase 454,550 shares of common stock with an exercise price of $.50 per share for two years from the date of the note. The loan is unsecured and due November 25, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 134%, risk-free interest rate of 2.92%, and expected warrant life of two years. The value of the warrants on the date of issuance was $19,351. The Company will amortize the value over the term of the note.  As December 31, 2007 the Company recorded accrued interest expense of $4,614 and amortization expense of $1,235 related to these three notes.

NOTE 6 CONVERTIBLE NOTES PAYABLE

Note Amount	$100,001
Discount	(5,468)
Net	$94,533

In July 2007, a third party loaned Company loaned the Company $100,001. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.20 per share of common stock.  In addition the Company issued the director warrants to purchase 100,001 shares of common stock with an exercise price of $1.00 per share for two years from the date of the note. The loan is unsecured and due July 5, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 111%, risk-free interest rate of 4.99%, and expected warrant life of two years. The fair value of the warrants on the date of issuance was $7,291. The Company will amortize the value over the term of the note.  As of December 31, 2007 the Company recorded and accrued interest expense of $3,923 and amortization expense of $1,823 related to the note.

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

During 2002, the Company received cash and subscriptions receivable of $148,000 for 296,000 units consisting of one share of common stock and one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of December 31, 2007.

During 2003, the Company received cash and a subscription receivable of $661,323 for 1,322,646 units consisting of one share of common stock with one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of December 31, 2007.

During the year ended December 31, 2004, the Company received cash of $92,500 for 185,000 units consisting of one share of common stock with one common stock warrant exercisable for a period of one year after an effective Registration Statement is approved at an exercise price of $1.00 per share ($0.50 per share). Such amounts have been recorded as equity subject to rescission as of December 31, 2007.

In 2005, the Company sold a total of 183,000 shares of common stock to nine individuals for cash of $183,000 ($1.00per share). Such amounts have been recorded as equity subject to rescission as of December 31, 2007.

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

In March 2007, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of $4,000 per month. In addition the Company sold the consultant 300,000 shares of common stock for cash proceeds of $300 and recorded the fair value of the common stock of $153,000. The fair value of the common stock will be recognized over the term of the agreement. The Company has also agreed to pay the public relation firm a 5% finder fee for any business or capital raise derived from its relationship with the public relations firm. The fair value of the common stock will be recognized over the term of the agreement. For the year ended December 31, 2007 the Company recorded an expense of $125,198 under this agreement and deferred compensation of $27,502.

In July 2007, the Company entered into a consulting agreement with a consultant to provide public relations services. The agreement calls for the consultant to provide services for a period of one month and the consultant to receive compensation of 278,000 shares of common stock with the fair value of the common stock of $83,400 ($.30 per share). The fair value of the common stock will be amortized over the term of the agreement. For the year ended December 31, 2007 the  Company recorded an expense of $83,400 under this agreement.

In November 2007, the Company entered into a consulting agreement with a consultant to provide public relations services. The agreement calls for the consultant to provide services for a period of  six months and the consultant to receive compensation of 240,000 shares of common stock with the fair value of the common stock of $36,000 ($.15 per share). The fair value of the common stock will be amortized over the term of the agreement. For the year ended December 31, 2007 the Company recorded an expense of $9,600 under this agreement and deferred compensation of  $26,400.

In December 2007, the Company entered into a consulting agreement with a consultant to provide public relations services. The agreement calls for the consultant to provide services for a period of six months and the consultant to receive compensation of 500,000 shares of common stock with the fair value of the common stock of $50,000 ($.10 per share) per month. . In March 2008 the Company entered into a settlement agreement whereby the consultant acknowledged that no services had been performed on behalf of the Company and that all stock issued to them was returned and cancelled by Company.

(D) Common Stock and Warrants Issued for Conversion of Notes Payable

Between October and December 2005 three investors and a director loaned the Company a total of $205,000. The notes are unsecured, due one year from the date of issuance and are non interest bearing for the first nine months, then accrued interest at a rate of 6% per annum for the remaining three months.  The Company imputed interest of $12,300 on the non interest-bearing portion of the notes at a rate of 6% per annum. On July 21, 2006, the Company  amended four promissory notes (the “Amended Notes”) originally executed on October 7, 2005 in favor of Lewis Martin, James E. Schiebel, Susan Hutchison, and Walter Martin respectively (each a “Holder” and collectively the “Holders”). The Amended Notes provide for a conversion feature pursuant to which each Holder is entitled to convert the outstanding principal amount into shares of the Company's common stock at a conversion rate of $1.50 per share. In addition, upon conversion, each Holder is entitled to receive a warrant to purchase one-quarter of one share of our common stock exercisable within one-year of issuance at an exercise price of $1.50 per share. On July 24, 2006, pursuant to the terms of the Amended Notes, the Holders converted the principal amount outstanding into shares of our common stock. Based on same, we issued an aggregate of 136,669 shares of our common stock at a price of $1.50 per share (the “Conversion Shares”). In addition, we issued warrants with a cashless exercise provision to purchase an aggregate of 51,250 shares of our common stock to the Holders exercisable within one year of issuance at a price per share of $1.50 (the “Conversion Warrants”). The Conversion Shares and shares underlying the Conversion Warrants are restricted in accord with Rule 144 promulgated under the Securities Act of 1933, as amended.

In May 2007, a Director of the Company loaned the Company $50,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.20 per share of common stock.  In addition the Company issued the director warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share for two years from the date of the note. The loan is unsecured and due May 17, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The value of the warrants on the date of issuance was $837. The Company will amortize the value over the term of the note. In June 2007 the Mother of the Director loaned the Company an additional $40,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.20 per share of common stock.

The loan is unsecured and due July 3, 2009. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The fair value of the warrants on the date of issuance was $669. The Company will amortize the value over the term of the note. In November 2007, a Director of the Company loaned the Company an additional $50,000. The loan bears a rate of interest of 10% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.11 per share of common stock.  In addition the Company issued the director warrants to purchase 454,550 shares of common stock with an exercise price of $.50 per share for two years from the date of the note. The loan is unsecured and due November 25, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 134%, risk-free interest rate of 2.92%, and expected warrant life of two years. The value of the warrants on the date of issuance was $19,351. The Company will amortize the value over the term of the note.  As December 31, 2007 the Company recorded accrued interest expense of $4,614 and amortization expense of $1,235 related to these three notes.

In July 2007, a third party loaned Company loaned the Company $100,001. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.20 per share of common stock.  In addition the Company issued the director warrants to purchase 100,001 shares of common stock with an exercise price of $1.00 per share for two years from the date of the note. The loan is unsecured and due July 5, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 111%, risk-free interest rate of 4.99%, and expected warrant life of two years. The fair value of the warrants on the date of issuance was $7,291. The Company will amortize the value over the term of the note.  As of December 31, 2007 the Company recorded and accrued interest expense of $3,923 and amortization expense of $1,823 related to the note.

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

In connection with the conversion of $205,000 of notes payable to common stock on July 24, 2006 the Company issued warrants with a cashless exercise provision to purchase an aggregate of 51,250 shares of our common stock to the Holders exercisable within one year of issuance at a price per share of $1.50 (the “Conversion Warrants”). The Conversion Shares and shares underlying the Conversion Warrants are restricted in accordance with Rule 144 promulgated under the Securities Act of 1933, as amended. These warrants expired during the quarter ended September 30, 2007

In connection with the issuance of common stock units for cash and services, the Company has an aggregate of 2,403,197 and 2,154,896 warrants outstanding at December 31, 2007 and 2006, respectively. The Company has reserved 2,821,692 shares of common stock for the future exercise of the warrants at December 31, 2007.

(F) Amendment to Articles of Incorporation

During 2004, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 100,000,000 common shares at a par value of $0.01 per share.

(G) Financing Agreement

On May 29, 2007, the Company entered into an Investment Agreement.  Pursuant to this Agreement, the Investor  shall commit to purchase up to $20,000,000 of the Company's common stock over the course of thirty-six (36) months. The amount that we shall be entitled to request from each purchase (“Puts”) shall be equal to, at the Company's election, either (i) up to $250,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the three (3) trading days prior to the applicable put notice date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the put date. The put date shall be the date that the Investor receives a put notice of a draw down by us. The purchase price shall be set at ninety-four percent (94%) of the lowest closing bid price of the common stock during the pricing period. The pricing period shall be the five (5) consecutive trading days immediately after the put notice date. There are put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, we shall not be entitled to deliver another put notice. Further, we shall reserve the right to withdraw that portion of the Put that is below seventy-five percent (75%) of the lowest closing bid prices for the 10-trading day period immediately preceding each put notice. The Company was obligated to pay $15,000 preparation fee for the documents. $10,000 of which was paid upon the execution of the agreement and $5,000  was paid  upon the closing of the first put.

The Company filed a registration statement with the Securities and Exchange Commission (“SEC”) covering 15,000,000 shares of the common stock underlying the Investment Agreement.  In addition, the Company is obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the closing date. The Company will have an ongoing obligation to register additional shares of our common stock as necessary underlying the drawdowns.

During the year ended December 31, 2007 the Company drew down a total of  $47,188 and issued a total of  338,600 shares of common stock

NOTE 9  RELATED PARTY TRANSACTIONS

In June 2006, a director of the Company loaned the Company $100,000. The loan bears a rate of interest of 8% per annum and is payable twelve months from the date of issuance. In addition the Company issued the director warrants to purchase 100,000 shares of common stock with an exercise price of $1.50 per share for one year from the date of the note. The loan is unsecured and was due June 28, 2007. The note was extended until June 28, 2008.  In December 2006, the Director loaned the Company an additional $50,000. The loan bears a rate of interest of 8% per annum and is payable eighteen months from the date of issuance. In January 2007 a director of the Company loaned the Company $50,000. The loan bears interest at a rate of eight percent per annum. The loan is unsecured and due July 31, 2008. As of December 31, 2007, the Company has an outstanding balance under the three note agreements of $200,000 and recorded accrued interest expense of $20,797 related to these three notes.

In May 2007, a Director of the Company loaned the Company $50,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.20 per share of common stock.  In addition the Company issued the director warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share for two years from the date of the note. The loan is unsecured and due May 17, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The value of the warrants on the date of issuance was $837. The Company will amortize the value over the term of the note. In June, 2007 the Mother of the Director loaned the Company an additional $40,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.20 per share of common stock. The loan is unsecured and due July 3, 2009. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The fair value of the warrants on the date of issuance was $669. The Company will amortize the value over the term of the note. In November 2007, a Director of the Company loaned the Company an additional $50,000. The loan bears a rate of interest of 10% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.11 per share of common stock.  In addition the Company issued the director warrants to purchase 454,550 shares of common stock with an exercise price of $.50 per share for two years from the date of the note. The loan is unsecured and due November 25, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 134%, risk-free interest rate of 2.92%, and expected warrant life of two years. The value of the warrants on the date of issuance was $19,351. The Company will amortize the value over the term of the note.  As December 31, 2007 the Company recorded and accrued interest expense of $4,614 and amortization expense of $1,235 related to these three notes.

During December 2001, the Company entered into an agreement with a consultant to serve as its interim President for a term of up to five years. The agreement called for annual compensation of $250,000. The agreement expires the earlier of December 2006 or on the effectiveness of an employment agreement and is renewable annually after December 2006. During 2006, the Company approved a one-year renewal of the agreement. The Company has accrued $427,493 under the agreement to the consultant at December 31, 2007. For the Period November 6, 2001(Inception) to December 31, 2007 the Company recorded $1,520,833 of expenses associated with this agreement.

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

NOTE 10 COMMITMENTS AND CONTINGENCIES

(A)  Consulting Agreements

During December 2001, the Company entered into an agreement with a consultant to serve as its interim President for a term of up to five years. The agreement called for annual compensation of $250,000. The agreement expires the earlier of December 2006 or on the effectiveness of an employment agreement and is renewable annually after December 2006. During 2006, the Company approved a one-year renewal of the agreement. The Company has accrued $427,493 under the agreement to the consultant at December 31, 2007. For the Period November 6, 2001(Inception) to December 31, 2007 the Company recorded $1,520,833 of expenses associated with this agreement.

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

In March 2007, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of $4,000 per month. In addition the Company sold the consultant 300,000 shares of common stock for cash proceeds of $300 and recorded the fair value of the common stock of $153,000. The fair value of the common stock will be recognized over the term of the agreement. The Company has also agreed to pay the public relation firm a 5% finder fee for any business or capital raise derived from its relationship with the public relations firm. The fair value of the common stock will be recognized over the term of the agreement. For the year ended December 31, 2007 the Company recorded an expense of $125,198 under this agreement and deferred compensation of $27,502.

 In July 2007, the Company entered into a consulting agreement with a consultant to provide public relations services. The agreement calls for the consultant to provide services for a period of one month and the consultant to receive compensation of 278,000 shares of common stock with the fair value of the common stock of $83,400 ($.30 per share). The fair value of the common stock will be amortized over the term of the agreement. For the year ended December 31, 2007 the  Company recorded an expense of $83,400 under this agreement.

In November 2007, the Company entered into a consulting agreement with a consultant to provide public relations services. The agreement calls for the consultant to provide services for a period of  six months and the consultant to receive compensation of 240,000 shares of common stock with the fair value of the common stock of $36,000 ($.15 per share). The fair value of the common stock will be amortized over the term of the agreement. For the year ended December 31, 2007 the Company recorded an expense of $9,600 under this agreement and deferred compensation of  $26,400.

In December 2007, the Company entered into a consulting agreement with a consultant to provide public relations services. The agreement calls for the consultant to provide services for a period of six months and the consultant to receive compensation of 500,000 shares of common stock with the fair value of the common stock of $50,000 ($.10 per share) per month. . In March 2008 the Company entered into a settlement agreement whereby the consultant acknowledged that no services had been performed on behalf of the Company and that all stock issued to them was returned and cancelled by Company.

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

There is considerable legal uncertainty under both federal securities and related laws concerning the efficacy of rescission offers and general waivers with respect to barring claims that would be based on the failure to disclose information described above in a private placement. The SEC takes the position that acceptance or rejection of an offer of rescission may not bar stockholders from asserting claims for alleged violations of federal securities laws. Further, under California's Blue Sky law, which would apply to stockholders resident in that state, a claim or action based on fraud may not be waived or prohibited pursuant to a rescission offer. As a result, the rescission offer may not terminate any or all-potential liability that we may have in connection with that private placement. In addition, there can be no assurance that we will be able to enforce the waiver we received in connection with the rescission offer to bar any claims based on allegations of fraud or other federal or state law violations that the rescission offer, may have, until the applicable statutes of limitations have run.

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

NOTE 11 GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a stockholders' deficiency of $2,007,324 a working capital deficiency of $710,102 and used cash in operations from inception of $1,849,869. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 12 SUBSEQUENT EVENTS

From  January to March 2008, the Company sold a total of 499,000 shares of common stock for gross proceeds of $93,852 ($.18) per share.

On December 17, 2007, The Company entered into a marketing agreement with a consulting firm to investor relations.

The Company agreed to issue them 500,000 shares of common stock monthly. The term of the Marketing Agreement began December 10, 2007 and ends June 30, 2008.  On March 26, 2008 the Marketing Agreement was canceled as no services had been performed.  The consulting firm returned all shares of common stock it received from the Company.

On January 15, 2008 and February 1, 2008 The Company entered into an investor relations/public relations agreement two consultants.  The Company had agreed to issue each consultant a total of 1,500,000 shares of common stock.

On March 4, 2008 the Company canceled the Agreements as no services had been performed and the Company had not issued any shares of common stock.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.        Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

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

PART III

Item 9.     Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are:

Name	Age	Position/Date

Peter Vaisler	57	Director, President, Chief Executive Officer; as of November 2001 Principal Financial Officer, Principal Accounting Officer; as of February 2005

David Williams	65	Director; as of January 2004

Walter Martin	65	Director; as of January 2004

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. During 2006, Form 3’s were filed by each officer, director and 10% or greater shareholder. To the best of the Company’s knowledge, no other reports are required to be filed. However, the Form 3 filings undertaken in 2006 do not agree with the Company’s transfer agent records. The Company is looking into its discrepancy and will make the appropriate filings upon determining what the discrepancy is in the fiscal year ending December 31, 2008.

Code Of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Principal Financial Officer. The Code of Ethics was filed with our Form 10-KSB for the year ending December 31, 2005 as Exhibit 14 (SEC File No. 333-121659).

Item 10.    Executive Compensation

Compensation of Executive Officers

Summary Compensation Table. The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2007, 2006 and 2005:

SUMMARY COMPENSATION TABLE

Annual Compensation
Name/Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Option Stocks/Payouts Awarded
Peter Vaisler Director, CEO	2007	$250,000 (1)	0	11,436 (2)	0
	2006	$250,000 (1)	0	10,236 (3)	0
	2005	$250,000 (1)	0	0	0

(1)
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

(2)	Represents a monthly car allowance of $953.00 provided to Mr. Vaisler in accordance with his consulting agreement with us.

(3)	Represents a monthly car allowance of $853.00 provided to Mr. Vaisler in accordance with his consulting agreement with us.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of December 31, 2007 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)

Common Stock	Peter Vaisler (3) 1133 St. Anthony Road London, Ontario, Canada N6H 2P9	7,750,000	37.64%

Common Stock	David Williams (4) 45 St. Claire Avenue West, Suite 1202 Toronto, ON M4V 1K9	2,924,160	14.20%

Common Stock	Walter Martin 20 Sandpiper Ct., Elmira, ON N3B 3C5	306,667	1.48%

Common Stock	Suzy Jafine (In Trust) (5) 80 West Drive Brampton, Ontario, Canada L6T 3T6	1,450,000	7.04%

Officers and Directors As a Group (3 persons)		12,430,827	60.37%

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

(2)	For purposes of this table only, this percentage is based on 20,589,425 shares of our common stock issued and outstanding as of December 31, 2007.

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

(5)	The shares held by Suzy Jafine are not in a voting trust. Ms. Jafine does not own any rights to options, warrants, rights, conversion privileges or any other similar obligations.

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

In February 2006, our director, David Williams, loaned us $100,000.  The loan is interest free for the first nine months and six percent interest for the months through its maturity date of June 28, 2008.

Mr. Walter Martin loaned us $50,000 on January 30, 2007 and another $50,000 on May 17, 2007.  The promissory note executed on January 30, 2007 in conjunction with the loan matures on January 30, 2009 and bears interest at a rate of ten percent (10%) per annum on the principal balance until the promissory note is paid in full.  The convertible promissory note executed in conjunction with the loan on May 17, 2007 matures on May 17, 2009 and bears interest at a rate of eight percent (8%) per annum on the principal balance until the convertible promissory note is paid in full.   As additional consideration for the value received, we issued Mr. Martin 25,000 warrants, with each warrant entitling Mr. Martin to one share of our common stock. The exercise price is $1.00 per share and the expiration date is May 17, 2009.

In December 2006, our director, David Williams, loaned us $50,000.  The loan is interest free for the first nine months and six percent interest for the months through its maturity date of June 30, 2008.

Mr. Martin’s wife, Florence, loaned us $40,000 on June 29, 2007.  The convertible promissory note executed in conjunction with the loan matures on July 3, 2009 and bears interest at a rate of eight percent (8%) per annum on the principal balance until the convertible promissory note is paid in full.   As additional consideration for value received, we issued Ms. Martin 20,000 warrants, with each warrant entitling Ms. Martin to one share of our common stock. The exercise price is $1.00 per share and the expiration date is June 29, 2009.

Jonathan Brubacher loaned us $100,001 on July 5, 2007.  The convertible promissory note executed in conjunction with the loan matures on July 5, 2009 and bear interest at a rate of eight percent (8%) per annum on the principal balance until the convertible promissory note is paid in full.   As additional consideration for value received, we issued Mr. Brubacher 100,001, with each warrant entitling Mr. Brubacher to one share of our common stock. The exercise price is $1.00 per share and the expiration date is July 5, 2009.

In November 2008, Walter Martin loaned us $50,000.  The convertible promissory note matures on November 26, 2009 and bears interest at a rate of ten percent (10%) per annum on the principal balance until the convertible promissory note is paid in full.  Pursuant to the terms of the convertible promissory note, Mr. Martin shall have the right from time to time, and at any time on or prior to the November 26, 2009 maturity date to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock, $.01 par value per share.  The number of shares of Common Stock to be issued upon each conversion of this Note shall be determined by dividing the amount of principal and accrued interest to be converted by the applicable Conversion Price then in effect on the date specified in the notice of conversion.  The Conversion Price shall be equal to the closing bid price of the Common Stock on the OTC Bulletin Board on the day prior to receipt by the Company of the Conversion Notice..

PART IV

Item 13.    Exhibits List and Reports on Form 8-K

Exhibit No.		Description

3.1	-	Certificate of Incorporation with Amendments to Certificate of Incorporation (1)

3.2	-	Bylaws (1)

5.1	-	Opinion of Anslow & Jaclin, LLP

10.1	-	Employment Agreement between Alliance Recovery Corporation and Peter Vaisler (1)

10.2	-	Consulting Agreement between Alliance Recovery Corporation and Peter Vaisler (1)

10.3	-	Amendment to the Consulting Agreement between Alliance Recovery Corporation and Peter Vaisler

10.4	-	Second Amendment to the Consulting Agreement between Alliance Recovery Corporation and Peter Vaisler

10.5	-	2007 Consulting Agreement with Mirador Consulting, Inc. (1)

10.6	-	Consulting Agreement between Alliance Recovery Corporation and Global Consulting Group, Inc. (6)

10.7	-	Amendment to Employment Agreement between Alliance Recovery Corporation and Peter Vaisler (2)

14	-	Code of Ethics (4)

(1) Incorporated by reference to Form SB-2 filed on December 27, 2004 (File No. 333-121659)
(2) Incorporated by reference to Form 10-KSB filed on April 2, 2007 (File No. 333-121659)
(3) Incorporated by reference to Form 8-K filed on May 29, 2007 (File No. 333-121659)
(4) Incorporated by reference to Form 10-KSB filed on April 11, 2006 (File No. 333-121659)
(5)Incorporated by reference to Form SB-2 filed on July 31, 2007 (File No. 333-144976)
(6)  Incorporated by reference to Amendment No. 2 to Form SB-2 filed on September 7, 2007 (File No. 333-144976)

Item 14.    Principal Accountant Fees and Services

Audit Fees

For our fiscal year ended December 31, 2007 and December 31, 2006, we were billed approximately $21,589 and $17,644, respectively, for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal years ended December 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We incurred fees related to other services rendered by our principal accountant for the fiscal years ended December 31, 2007 and 2006 of $0 and $0 respectively.

Please note that our Board of Directors, acting as an audit committee, pre-approved our auditor, Webb & Co. for the fiscal year ended December 31, 2007.

Audit and Non-Audit Service Pre-Approval Policy

We currently do not have an audit committee. However, our board of directors has approved the services described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ALLIANCE RECOVERY CORPORATION

By:	/s/ Peter Vaisler
PETER VAISLER
Chief Executive Officer Principal Financial Officer, Principal Accounting Officer

Dated:	April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Peter Vaisler Peter Vaisler	Chief Executive Officer Principal Financial Officer, Principal Accounting Officer and Director	April 15, 2008
/s/ Walter Martin Walter Martin	Director	April 15, 2008

/s/ David Williams David Williams	Director	April 15, 2008