Form 10-Q
period 2008-03-31
ALLIANCE RECOVERY CORP
filed 2008-05-19
CIK 1305055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

ALLIANCE RECOVERY CORPORATION
 (Exact name of registrant as specified in Charter

DELAWARE	333-121659	30-0077338
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

1000 N.W., ST, SUITE 1200, WILMINGTON, DE  19801
 (Address of Principal Executive Offices)
 _______________

302-651-0177
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 16, 2008:  20,792,092 shares of Common Stock.

ALLIANCE RECOVERY CORPORATION

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

ALLIANCE RECOVERY CORPORATION
 (a development stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	March 31,	Decemner 31,
	2008	2007
CURRENT ASSETS	(Unaudited)	(Audited)
Cash	$96	$27,541
Prepaid expenses	5,420	-
Total Current Assets	5,516	27,541

Property and Equipment, net	1,953	2,512

TOTAL ASSETS	$7,469	$30,053

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$62,872	$54,316
Accrued interest	38,609	30,834
Due to related party	411,223	427,493
Notes payable - net of discount of $0	-	25,000
Notes payable - related party	200,000	200,000

TOTAL CURRENT LIABILITIES	712,704	737,643

Notes payable - related party, net of discount of $17,015 and $19,622, respectively	122,985	120,378
Note payable - convertible , net of discount of $4,556 and $5,468, respectively	95,445	94,533

TOTAL LONG TERM LIABILITIES	218,430	214,911

TOTAL LIABILITIES	931,134	952,554

COMMITMENTS AND CONTINGENCIES	-	-

Common Stock Subject to Rescission Offer, $.01 par value,
1,986,646 shares issued and outstanding	1,084,823	1,084,823

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value, 100,000,000 shares authorized, 18,619,446 and 18,103,779 shares issued and outstanding, respectively	186,195	181,038
Additional paid in capital	1,043,212	929,517
Subscriptions receivable	(6,600)	(6,600)
Deferred compensation	(8,400)	(53,902)
Accumulated deficit during development stage	(3,222,895)	(3,057,377)
Total Stockholders’ Deficiency	(2,008,488)	(2,007,324)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$7,469	$30,053

See accompanying notes to unaudited financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,		For The Period From November 6, 2001 (Inception)
			to March 31,
	2008	2007	2008
OPERATING EXPENSES
Consulting fees	$-	$14,028	$526,868
Consulting fees - related party	62,500	62,500	1,583,333
Professional fees	21,129	21,137	390,835
Investor relations	53,475	-	314,629
General and administrative	17,121	8,432	349,744

TOTAL OPERATING EXPENSES	154,225	106,097	3,165,409

OTHER EXPENSES
Interest Expense	11,293	4,151	57,486

NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(165,518)	(110,248)	(3,222,895)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(165,518)	$(110,248)	$(3,222,895)

Net loss per share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	18,378,873	16,914,512

See accompanying notes to unaudited financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM NOVEMBER 6, 2001 (INCEPTION)

TO MARCH 31, 2008
(UNAUDITED)

	Common Stock		Additional Paid-In	Subscription	Deferred Stock	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Compensation	Stage	Total

Common stock issued to founders for services ($0.01 per share)	8,410,000	$84,100	$-	$-	$-	$-	$84,100

Common stock issued for cash ($0.0137 per share)	7,687,800	76,878	28,186	(105,064)	-	-	-

Net loss for the period from November 6, 2001 (inception) to December 31, 2001	-	-	-	-	-	(104,933)	(104,933)

Balance, December 31, 2001 (Restated)	16,097,800	160,978	28,186	(105,064)	-	(104,933)	(20,833)

Common stock with warrants issued for services ($0.50 per share)	112,710	1,127	55,228	-	(27,083)	-	29,272

Common stock issued for services ($0.50 per share)	100,000	1,000	49,000	-	(16,667)	-	33,333

Collection of subscriptions receivable	-	-	-	56,290	-	-	56,290

Net loss, 2002	-	-	-	-	-	(482,211)	(482,211)

Balance, December 31, 2002 (Restated)	16,310,510	163,105	132,414	(48,774)	(43,750)	(587,144)	(384,149)

Amortization of deferred compensation	-	-	-	-	43,750	-	43,750

Net loss, 2003	-	-	-	-	-	(417,622)	(417,622)

BALANCE, DECEMBER 31, 2003 (Restated)	16,310,510	163,105	132,414	(48,774)	-	(1,004,766)	(758,021)

Common stock with options issued for services ($0.50 per share)	200,000	2,000	98,000	-	(4,158)	-	95,842

Issuance of warrants for services	-	-	-	-	-	-	-

Net loss, 2004	-	-	-	-	-	(489,255)	(489,255)

BALANCE, DECEMBER 31, 2004 (Restated)	16,510,510	165,105	230,414	(48,774)	(4,158)	(1,494,021)	(1,151,434)

Common stock with options issued for services ($0.50 per share)	300,000	3,000	147,000	(300)	(149,700)	-	-

Amortization of deferred compensation	-	-	-	-	147,621	-	147,621

Collection of subscription receivable	-	-	-	42,774	-	-	42,774

Net loss, 2005	-	-	-	-	-	(545,477)	(545,477)

BALANCE, December 31, 2005	16,810,510	168,105	377,414	(6,300)	(6,237)	(2,039,498)	(1,506,516)

Amortization of deferred compensation	-	-	-	-	6,237	-	6,237

Conversion of notes payable to common stock	136,669	1,367	215,933	-	-	-	217,300

Net Loss, 2006	-	-	-	-	-	(360,016)	(360,016)

BALANCE, December 31, 2006	16,947,179	169,472	593,347	(6,300)	-	(2,399,514)	(1,642,995)

Common stock issued for services ($0.51 per share)	300,000	3,000	150,000	(300)	(152,700)	-	-

Common stock issued for consulting services ($.30 per share)	278,000	2,780	80,620	-	(83,400)	-	-

Common stock issued for consulting services ($.15 per share)	240,000	2,400	33,600	-	(36,000)		-

Common stock issued for cash	338,600	3,386	43,802				47,188

Amortization of deferred compensation	-	-	-	-	218,198	-	218,198

Warrants issued for convertible debt	-	-	28,148	-	-	-	28,148

Net Loss, December 31, 2007	-	-	-	-	-	(657,863)	(657,863)

BALANCE, December 31, 2007	18,103,779	181,038	929,517	(6,600)	(53,902)	(3,057,377)	(2,007,324)

Amortization of deferred compensation	-	-	-	-	45,502	-	45,502

Conversion of notes payable to common stock	16,667	167	24,833	-	-	-	25,000

Common stock issued for cash	499,000	4,990	88,862	-	-	-	93,852

Net Loss, For the three months ended March 31, 2008	-	-	-	-	-	(165,518)	(165,518)

	18,619,446	$186,195	$1,043,212	$(6,600)	$(8,400)	$(3,222,895)	$(2,008,488)

See accompanying notes to unaudited  financial statements

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,		For The Period From November 6, 2001 (Inception) To
			March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(165,518)	$(110,248)	$(3,222,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	45,502	10,673	703,855
Depreciation expense	559	558	9,213
Amortization	3,519	370	20,577
Changes in operating assets and liabilities:
Prepaid expenses	(5,420)	(500)	(5,420)
(Decrease) / Increase in Due to related party	(16,270)	28,846	411,223
Accounts payable and accrued expenses	16,331	266	112,281
Net Cash Used In Operating Activities	(121,297)	(70,035)	(1,971,166)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(11,166)
Net Cash Used In Investing Activities	-	-	(11,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	-	-	263,500
Proceeds from issuance of debt - related party	-	50,000	294,000
Proceeds from issuance of convertible debt	-	-	100,001
Proceeds from issuance of common stock subject to rescission	-	-	1,084,823
Proceeds from issuance of common stock	93,852	-	240,104
Net Cash Provided By Financing Activities	93,852	50,000	1,982,428

NET INCREASE (DECREASE) IN CASH	(27,445)	(20,035)	96

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,541	32,037	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96	$12,002	$96

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

In February 2008, a note holder converted a $25,000 note payable into 16,667 shares of common stock ($1.50 per share).

See accompanying notes to unaudited  financial statements

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

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

(D)  Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At March 31, 2008, the Company did not have any balances that exceeded FDIC insurance limits.

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

(G)  Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2008 and 2007, 2,403,197 and 2,154,896; respectively of common share equivalents were  outstanding but anti-dilutive and therefore not used in the calculation of diluted net loss per share.

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

(J)  Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement

(K) Fair Value of Financial Instruments.

The carrying amounts reported in the balance sheet for cash, accounts payable, accrued expenses and notes payable approximate fair value based on the short-term maturity of these instruments.

(L) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 2  PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008 (UNAUDITED)	December 31, 2007
Computer	$11,166	$11,166
Less accumulated depreciation	(9,213)	(8,654)

	$1,953	$2,512

During the three months ended March 31,  2008 and 2007 and for the period from November 6, 2001 to March 31, 2008, the Company recorded depreciation expense of $559, $558, and $9,213 respectively.

NOTE 3 NOTES

	March 31, 2008 (UNAUDITED)	December 31, 2007
Note Amount	$-	$25,000
Discount	-	-
Net	$-	$25,000

In December 2006, an investor loaned the Company a total of $25,000. The note is unsecured, due one year from the date of issuance and is non-interest bearing for the first nine months, then accrues interest at a rate of 6% per annum for the remaining three months. The Company imputed interest on the non interest-bearing portion of the notes at a rate of 6% per annum. During the years ended December 31, 2007 and 2006 the Company recorded a discount on the notes of $1,500 and amortized $341 and $1,159 of the discount respectively as interest expense. As of December 31, 2007 the note was in default. In February 2008 the note was converted into 16,667 shares of common stock ($1.50 per share) and the accrued interest of $1,500 was forgiven.

NOTE 4 NOTES PAYABLE - RELATED PARTY

In June 2006, a Director of the Company loaned the Company $100,000. The loan bears a rate of interest of 8% per annum and is payable twelve months from the date of issuance. In addition the Company issued the director warrants to purchase 100,000 shares of common stock with an exercise price of $1.50 per share for one year from the date of the note. The loan is unsecured and was due June 28, 2007. The note was extended until June 28, 2008.  In December 2006, the Director loaned the Company an additional $50,000. The loan bears a rate of interest of 8% per annum and is payable eighteen months from the date of issuance. In January 2007 a director of the Company loaned the Company $50,000. The loan bears interest at a rate of eight percent per annum. The loan is unsecured and due July 31, 2008. As of December 31, 2007, the Company has an outstanding balance under the three note agreements of $200,000 and recorded accrued interest expense of $20,797 related to these three notes. As of March 31, 2008, the Company has an outstanding balance under the three note agreements of $200,000 and recorded accrued interest expense of $25,036 related to these three notes.

NOTE 5 CONVERTIBLE NOTES PAYABLE - RELATED PARTY

	March 31, 2008 (UNAUDITED)	December 31, 2007
Note Amount	$140,000	$140,000
Discount	(17,015)	(19,622)
Net	$122,985	$120,378

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

The Company will amortize the value over the term of the note. In June 2007 the wife of the Director loaned the Company an additional $40,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.20 per share of common stock. The loan is unsecured and due July 3, 2009. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The fair value of the warrants on the date of issuance was $669. The Company will amortize the value over the term of the note. In November 2007, a Director of the Company loaned the Company an additional $50,000. The loan bears a rate of interest of 10% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.11 per share of common stock.  In addition the Company issued the director warrants to purchase 454,550 shares of common stock with an exercise price of $.50 per share for two years from the date of the note. The loan is unsecured and due November 25, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 134%, risk-free interest rate of 2.92%, and expected warrant life of two years. The value of the warrants on the date of issuance was $19,351. The Company will amortize the value over the term of the note.  As December 31, 2007 the Company recorded accrued interest expense of $4,614 and amortization expense of $1,235 related to these three notes. As of March 31, 2008, the Company recorded accrued interest expense of $7,665 and amortization expense of $2,607 related to these three notes.

NOTE 6 CONVERTIBLE NOTES PAYABLE

	March 31, 2008 (UNAUDITED)	December 31, 2007
Note Amount	$100,001	$100,001
Discount	(4,556)	(5,468)
Net	$95,445	$94,533

In July 2007, a third party loaned Company loaned the Company $100,001. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.20 per share of common stock.  In addition the Company issued the director warrants to purchase 100,001 shares of common stock with an exercise price of $1.00 per share for two years from the date of the note. The loan is unsecured and due July 5, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 111%, risk-free interest rate of 4.99%, and expected warrant life of two years. The fair value of the warrants on the date of issuance was $7,291. The Company will amortize the value over the term of the note.  As of December 31, 2007 the Company recorded and accrued interest expense of $3,923 and amortization expense of $1,823 related to the note. As of March 31, 2008 the Company recorded and accrued interest expense of $5,918 and amortization expense of $912 related to the note.

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

In May 2007, a Director of the Company loaned the Company $50,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.20 per share of common stock.  In addition the Company issued the director warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share for two years from the date of the note. The loan is unsecured and due May 17, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The value of the warrants on the date of issuance was $837. The Company will amortize the value over the term of the note. In June 2007 the wife of the Director loaned the Company an additional $40,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.20 per share of common stock.  The loan is unsecured and due July 3, 2009. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The fair value of the warrants on the date of issuance was $669. The Company will amortize the value over the term of the note. In November 2007, a Director of the Company loaned the Company an additional $50,000. The loan bears a rate of interest of 10% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.11 per share of common stock.  In addition the Company issued the director warrants to purchase 454,550 shares of common stock with an exercise price of $.50 per share for two years from the date of the note. The loan is unsecured and due November 25, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 134%, risk-free interest rate of 2.92%, and expected warrant life of two years. The value of the warrants on the date of issuance was $19,351. The Company will amortize the value over the term of the note.  As December 31, 2007 the Company recorded accrued interest expense of $4,614 and amortization expense of $1,235 related to these three notes.  As of March 31, 2008, the Company recorded accrued interest of $7,655 and amortization expense of $3,842 related to these three notes.

In July 2007, a third party loaned Company loaned the Company $100,001. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.20 per share of common stock.  In addition the Company issued the director warrants to purchase 100,001 shares of common stock with an exercise price of $1.00 per share for two years from the date of the note. The loan is unsecured and due July 5, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 111%, risk-free interest rate of 4.99%, and expected warrant life of two years. The fair value of the warrants on the date of issuance was $7,291. The Company will amortize the value over the term of the note.  As of December 31, 2007, the Company recorded accrued interest expense of $3,923 and amortization expense of $1,823 related to the note.  As of March 31, 2008, the Company recorded accrued interest of $5,918 and amortization expense of $2,734 related to the note.

In December 2006, an investor loaned the Company a total of $25,000. The note is unsecured, due one year from the date of issuance and is non-interest bearing for the first nine months, then accrues interest at a rate of 6% per annum for the remaining three months. The Company imputed interest on the non interest-bearing portion of the notes at a rate of 6% per annum. During the years ended December 31, 2007 and 2006 the Company recorded a discount on the notes of $1,500 and amortized $341 and $1,159 of the discount respectively as interest expense. As of December 31, 2007 the note was in default. In February 2008, the principal of $25,000  was converted into 16,667 shares of common stock ($1.50 per share) and the accrued interest of $1,500 was forgiven.

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

In connection with the conversion of $205,000 of notes payable to common stock on July 24, 2006 the Company issued warrants with a cashless exercise provision to purchase an aggregate of 51,250 shares of our common stock to the Holders exercisable within one year of issuance at a price per share of $1.50 (the “Conversion Warrants”). The Conversion Shares and shares underlying the Conversion Warrants are restricted in accordance with Rule 144 promulgated under the Securities Act of 1933, as amended. These warrants expired during the quarter ended September 30, 2007

In connection with the issuance of common stock units for cash and services, the Company has an aggregate of 2,403,197 and 2,154,896 warrants outstanding at March 31, 2008 and December 31, 2007, respectively. The Company has reserved 2,821,692 shares of common stock for the future exercise of the warrants at March 31, 2008.

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

During the year ended December 31, 2007 the Company drew down a total of  $47,188 and issued a total of  338,600 shares of common stock

During the three months ended March 31, 2008 the Company drew down a total of  $93,852 and issued a total of  499,000 shares of common stock.

NOTE 9  RELATED PARTY TRANSACTIONS

In June 2006, a Director of the Company loaned the Company $100,000. The loan bears a rate of interest of 8% per annum and is payable twelve months from the date of issuance. In addition the Company issued the director warrants to purchase 100,000 shares of common stock with an exercise price of $1.50 per share for one year from the date of the note. The loan is unsecured and was due June 28, 2007. The note was extended until June 28, 2008.  In December 2006, the Director loaned the Company an additional $50,000. The loan bears a rate of interest of 8% per annum and is payable eighteen months from the date of issuance. In January 2007 a director of the Company loaned the Company $50,000. The loan bears interest at a rate of eight percent per annum. The loan is unsecured and due July 31, 2008. As of December 31, 2007, the Company has an outstanding balance under the three note agreements of $200,000 and recorded accrued interest expense of $20,797 related to these three notes. As of March 31, 2008, the Company has an outstanding balance under the three note agreements of $200,000 and recorded accrued interest expense of $25,036 related to these three notes.

In May 2007, a Director of the Company loaned the Company $50,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.20 per share of common stock.  In addition the Company issued the director warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share for two years from the date of the note. The loan is unsecured and due May 17, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The value of the warrants on the date of issuance was $837. The Company will amortize the value over the term of the note. In June 2007 the wife of the Director loaned the Company an additional $40,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.20 per share of common stock. The loan is unsecured and due July 3, 2009. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The fair value of the warrants on the date of issuance was $669. The Company will amortize the value over the term of the note. In November 2007, a Director of the Company loaned the Company an additional $50,000. The loan bears a rate of interest of 10% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.11 per share of common stock.  In addition the Company issued the director warrants to purchase 454,550 shares of common stock with an exercise price of $.50 per share for two years from the date of the note. The loan is unsecured and due November 25, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 134%, risk-free interest rate of 2.92%, and expected warrant life of two years. The value of the warrants on the date of issuance was $19,351. The Company will amortize the value over the term of the note.  As December 31, 2007 the Company recorded accrued interest expense of $4,614 and amortization expense of $1,235 related to these three notes. As of March 31, 2008 the Company recorded accrued interest expense of $7,655 and amortization expense of $3,842 related to these three notes.

During December 2001, the Company entered into an agreement with a consultant to serve as its interim President for a term of up to five years. The agreement called for annual compensation of $250,000. The agreement expires the earlier of December 2006 or on the effectiveness of an employment agreement and is renewable annually after December 2006. During 2006, the Company approved a one-year renewal of the agreement. The Company has accrued $427,493 under the agreement to the consultant at December 31, 2007. For the Period November 6, 2001(Inception) to December 31, 2007 the Company recorded $1,520,833 of expenses associated with this agreement. For the Period November 6, 2001(Inception) to March 31, 2008 the Company recorded $1,583,833 of expenses associated with this agreement. For the three months ended  March 31, 2007 and 2008 the Company recorded $62,500 of expenses associated with this agreement

During 2004, the Company entered into an employment agreement with a consultant to assume the position of Chief Executive Officer and President for a term of five years at an annual minimum salary of $250,000 with additional bonuses and fringe benefits. The agreement is to become effective upon the approval by the Securities and Exchange Commission on the SB-2 Registration Statement. During March 2006, the Company and the President amended the start date to begin upon the Company raises all or substantially all the project funding pertaining to the first facility. As of the date of this report, the Company has not completed the funding. (See Note 10(A) and 12).

NOTE 10  COMMITMENTS AND CONTINGENCIES

(A)  Consulting Agreements

During December 2001, the Company entered into an agreement with a consultant to serve as its interim President for a term of up to five years. The agreement called for annual compensation of $250,000. The agreement expires the earlier of December 2006 or on the effectiveness of an employment agreement and is renewable annually after December 2006. During 2006, the Company approved a one-year renewal of the agreement. The Company has accrued $427,493 under the agreement to the consultant at December 31, 2007. For the Period November 6, 2001(Inception) to December 31, 2007 the Company recorded $1,520,833 of expenses associated with this agreement. For the Period November 6, 2001(Inception) to March 31, 2008 the Company recorded $1,583,833 of expenses associated with this agreement. For the three months ended  March 31, 2007 and 2008 the Company recorded $62,500 of expenses associated with this agreement

During April 2002, the Company entered into an agreement with a consultant to provide services for a period of one year. The agreement called for compensation of 100,000 units with a fair value of $50,000 based on recent cash offerings ($0.50 per share). The Company recorded $16,667 and $33,333 of consulting expense for the years ended December 31, 2003 and 2002, respectively.

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

In March 2007, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of $4,000 per month. In addition the Company sold the consultant 300,000 shares of common stock for cash proceeds of $300 and recorded the fair value of the common stock of $153,000. The fair value of the common stock will be recognized over the term of the agreement. The Company has also agreed to pay the public relation firm a 5% finder fee for any business or capital raise derived from its relationship with the public relations firm. The fair value of the common stock will be recognized over the term of the agreement. For the three months ended March 31, 2007  the Company recorded an expense of $10,673 under this agreement and deferred compensation of $142,327. For the three months ended March 31, 2008 recorded  an expense of $27,502 under this agreement.

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

In November 2007, the Company entered into a consulting agreement with a consultant to provide public relations services. The agreement calls for the consultant to provide services for a period of  six months and the consultant to receive compensation of 240,000 shares of common stock with the fair value of the common stock of $36,000 ($.15 per share). The fair value of the common stock will be amortized over the term of the agreement. For the year ended December 31, 2007 the Company recorded an expense of $9,600 under this agreement and deferred compensation of  $26,400. For the three months ended March 31, 2008 the Company recorded an expense of $18,000 under this agreement.

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

(B)  License Agreement

Upon effectiveness of the employment agreement with our Chief Executive Officer and President, the Company will be entitled to use certain technology and know-how that is owned by our Chief Executive Officer and President royalty free until the end of the employment agreement. Upon termination of the employment agreement with the Chief Executive Officer and President, the Company has the right to license the technology for a onetime fee. The license fee will be negotiated by the Company and the Chief Executive Officer and will equal the replacement value of such technology and will be determined with reference to the engineer's opinion dated March 6, 2002, a copy of which is attached to the employment agreement (See Note 9).

(C)  Employment Agreement

During 2004, the Company entered into an employment agreement with a consultant to assume the position of Chief Executive Officer and President for a term of five years at an annual minimum salary of $250,000 with additional bonuses and fringe benefits. The agreement is to become effective upon the approval by the Securities and Exchange Commission on the SB-2 Registration Statement. During March 2006, the Company and the President amended the start date to begin upon the Company raises all or substantially all the project funding pertaining to the first facility. As of the date of this report, the Company has not completed the funding. (See Note 9).

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

NOTE 11  GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a stockholders' deficiency of $2,008,488 a working capital deficiency of $707,188 and used cash in operations from inception of $1,981,166. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 12  SUBSEQUENT EVENTS

In April 2008, a Director of the Company and his Son each loaned the Company $125,000. The loan bears a rate of interest of 3.33% per month and is payable July 3, 2008. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $.20 per share of common stock.  In addition the Company issued the director and his son warrants to each purchase 625,000 shares of common stock with an exercise price of $.20 per share and expire April 5, 2018.  The loans are unsecured.

In April 2008 the Company drew down a total of $49,243 and issued a total of 186,000 shares of common stock pursuant to its financing agreement.

In April 2008 the Company entered into a six month consulting agreement with a consulting firm to provide management and public relations services. In April 2008 the Company paid the consulting firm $200,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

During the fiscal quarter March 31, 2008, no revenues were generated and we do not anticipate revenues until such time as the first facility has been constructed and commercially operated. The construction of the first showcase facility will require $20 million. However, currently there are no commitments for capital and furthermore, the successful implementation of all aspects of the business plan is subject to our ability to complete the $20 million capitalization. It is expected the required funds will be raised as a result of private offerings of securities or debt, or other sources.

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

On March 4, 2008 we canceled the Agreements.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. The notes to our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Among the reasons cited in the notes as raising substantial doubt as to our ability to continue as a going concern are the following: we are a development stage company with no operations, a stockholders’ deficiency of $2,008,488 and cash used in operations from inception through March 31, 2008 of $1,981,166.  As of March 31, 2008, we had a working capital deficiency of $707,188.

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

Going Concern Consideration

As reflected in the accompanying March 31, 2008 financial statements we are in the development stage with no operations, a stockholders’ deficiency of $2,008,488, a working capital deficiency of $707,188 and used cash in operations from inception of $1,981,166. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2008 reflects assets of $7,469 consisting of cash of $96, prepaid expenses of $5,420, and property and equipment of $1,953, compared to assets of $30,053 as of December 31, 2007.  As of March 31, 2008, we had current liabilities of $712,704 consisting of accounts payable and accrued interest of $101,481, an amount of $411,223 due to a related party and a note payable due to a related party of $200,000.  In comparison to December 31, 2007, we had current liabilities of $737,643 which consisted of accounts payable and accrued interest of $85,150, an amount of $427,493 due to a related party, a note payable of $25,000 with a net discount of $0 and a note payable due to a related party of $200,000.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) und er the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE RECOVERY CORPORATION

Date: May 19, 2008	By:	/s/ Peter Vaisler
Peter Vaisler
Chief Executive Officer Principal Financial Officer, Principal Accounting Officer