Form 10-Q
period 2008-06-30
ALLIANCE RECOVERY CORP
filed 2008-08-22
CIK 1305055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(302) 651-0177
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 20, 2008:  27,827,480 shares of Common Stock.

ALLIANCE RECOVERY CORPORATION

FORM 10-Q

June 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS

	June 30, 2008	December 31,
	(Unaudited)	2007
CURRENT ASSETS
Cash	$30,171	$27,541
Prepaid expenses	5,420	-
Total Current Assets	35,591	27,541

Property and Equipment, net	1,395	2,512

TOTAL ASSETS	$36,986	$30,053

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$59,990	$54,316
Accrued interest	27,148	30,834
Due to related party	392,863	427,493
Notes payable - convertible related party, net of discount of $1,583	248,417	-
Notes payable - net of discount of $0	-	25,000
Notes payable - related party	-	200,000
.
TOTAL CURRENT LIABILITIES	728,418	737,643

Notes payable - convertible related party, net of discount of $335 and $19,622, respectively	93,033	120,378
Note payable - convertible , net of discount of $0 and $5,468, respectively	-	94,533

TOTAL LONG TERM LIABILITIES	93,033	214,911

TOTAL LIABILITIES	821,451	952,554

COMMITMENTS AND CONTINGENCIES	-	-

Common Stock Subject to Rescission Offer, $.01 par value,
1,986,646 shares issued and outstanding	1,084,823	1,084,823

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value, 100,000,000 shares authorized, 23,840,834 and 18,103,779 shares issued and outstanding, respectively	238,409	181,038
Additional paid in capital	2,663,024	929,517
Subscriptions receivable	(6,600)	(6,600)
Deferred compensation	(508,790)	(53,902)
Accumulated deficit during development stage	(4,255,331)	(3,057,377)
Total Stockholders’ Deficiency	(1,869,288)	(2,007,324)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$36,986	$30,053

See accompanying notes to unaudited financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,		For The Period From November 6, 2001 (Inception)
						to June 30,
	June 30, 2008		2007	2008	2007	2008
OPERATING EXPENSES
Consulting fees	$		$-	$70,290	$-	$597,158
Consulting fees - related party		62,500	62,500	125,000	125,000	1,645,833
Professional fees		31,693	26,987	52,822	48,134	422,528
Investor relations		222,990	-	276,465		537,619
General and administrative		14,156	77,043	31,277	84,493	363,900

TOTAL OPERATING EXPENSES		331,339	166,530	555,854	257,627	3,567,038

OTHER EXPENSES
Loss on debt conversion		514,492		514,492	-	514,492
Interest Expense		116,315	5,145	127,608	9,296	173,801
		630,807	5,145	642,100	9,296	688,293
NET LOSS BEFORE PROVISION FOR
INCOME TAXES		(962,146)	(171,675)	(1,197,954)	(266,923)	(4,255,331)

PROVISION FOR INCOME TAXES		-	-	-	-	-

NET LOSS		$(962,146)	$(171,675)	$(1,197,954)	$(266,923)	$(4,255,331)

Net loss per share - basic and diluted		$(0.05)	$(0.01)	$(0.06)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted		20,248,357	17,247,179	19,365,977	16,819,510

See accompanying notes to unaudited financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(UNAUDITED)

	Common Stock		Additional Paid-In	Subscription	Deferred Stock	Accumulated Deficit During Development
	Par	Amount	Capital	Receivable	Compensation	Stage	Total

Common stock issued to founders for services ($0.01 per share)		$84,100	$-	$-	$-	$-	$84,100

Common stock issued for cash ($0.0137 per share)	7,687,800	76,878	28,186	(105,064)	-	-	-

Net loss for the period from November 6, 2001 (inception) to December 31, 2001	-	-	-	-	-	(104,933)	(104,933)

Balance, December 31, 2001 (Restated)	16,097,800	160,978	28,186	(105,064)	-	(104,933)	(20,833)

Common stock with warrants issued for services ($0.50 per share)	112,710	1,127	55,228	-	(27,083)	-	29,272

Common stock issued for services ($0.50 per share)	100,000	1,000	49,000	-	(16,667)	-	33,333

Collection of subscriptions receivable	-	-	-	56,290	-	-	56,290

Net loss, 2002	-	-	-	-	-	(482,211)	(482,211)

Balance, December 31, 2002 (Restated)	16,310,510	163,105	132,414	(48,774)	(43,750)	(587,144)	(384,149)

Amortization of deferred compensation	-	-	-	-	43,750	-	43,750

Net loss, 2003	-	-	-	-	-	(417,622)	(417,622)

BALANCE, DECEMBER 31, 2003 (Restated)	16,310,510	163,105	132,414	(48,774)	-	(1,004,766)	(758,021)

Common stock with options issued for services ($0.50 per share)	200,000	2,000	98,000	-	(4,158)	-	95,842

Issuance of warrants for services	-	-	-	-	-	-	-

Net loss, 2004	-	-	-	-	-	(489,255)	(489,255)

BALANCE, DECEMBER 31, 2004 (Restated)	16,510,510	165,105	230,414	(48,774)	(4,158)	(1,494,021)	(1,151,434)

Common stock with options issued for services ($0.50 per share)	300,000	3,000	147,000	(300)	(149,700)	-	-

Amortization of deferred compensation	-	-	-	-	147,621	-	147,621

Collection of subscription receivable	-	-	-	42,774	-	-	42,774

Net loss, 2005	-	-	-	-	-	(545,477)	(545,477)

BALANCE, December 31, 2005	16,810,510	168,105	377,414	(6,300)	(6,237)	(2,039,498)	(1,506,516)

Amortization of deferred compensation	-	-	-	-	6,237	-	6,237

Conversion of notes payable to common stock	136,669	1,367	215,933	-	-	-	217,300

Net Loss, 2006	-	-	-	-	-	(360,016)	(360,016)

BALANCE, December 31, 2006	16,947,179	169,472	593,347	(6,300)	-	(2,399,514)	(1,642,995)

Common stock issued for services ($0.51 per share)	300,000	3,000	150,000	(300)	(152,700)	-	-

Common stock issued for consulting services ($0.30 per share)	278,000	2,780	80,620	-	(83,400)	-	-

Common stock issued for consulting services ($0.15 per share)	240,000	2,400	33,600	-	(36,000)		-

Common stock issued for cash ($0.1394 per share)	338,600	3,386	43,802				47,188

Amortization of deferred compensation	-	-	-	-	218,198	-	218,198

Warrants issued for convertible debt	-	-	28,148	-	-	-	28,148

Net Loss, December 31, 2007	-	-	-	-	-	(657,863)	(657,863)

BALANCE, December 31, 2007	18,103,779	181,038	929,517	(6,600)	(53,902)	(3,057,377)	(2,007,324)

Common stock issued for consulting services ($0.39 per share)	1,000,000	10,000	380,000	-	(390,000)		-

Common stock issued for consulting services ($0.32 per share)	157,000	1,570	48,670	-	(50,240)		-

Common stock issued for consulting services ($0.12 per share)	1,157,000	11,570	127,270	-	(138,840)		-

Amortization of deferred compensation	-	-	-	-	124,192	-	124,192

Conversion of notes payable to common stock ($1.50 per share)	16,667	167	24,833	-	-	-	25,000

Conversion of notes payable and accrued interest	2,648,388	26,484	928,284	-	-	-	954,768
to common stock ($0.3605 per share)

Common stock issued for cash ($0.2166 per share)	758,000	7,580	156,602	-	-	-	164,182

Warrants issued for convertible debt	-	-	67,848	-	-	-	67,848

Net Loss, For the six months ended, June 30, 2008	-	-	-	-	-	(1,197,954)	(1,197,954)

	23,840,834	$238,409	$2,663,024	$(6,600)	$(508,790)	$(4,255,331)	$(1,869,288)

See accompanying notes to unaudited  financial statements

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,		For The Period From November 6, 2001 (Inception) To June 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,197,954)	$(266,923)	$(4,255,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	124,192	48,848	782,545
Loss on debt conversion	514,492		514,492
Depreciation expense	1,117	1,117	9,771
Amortization	91,020	796	108,078
Changes in operating assets and liabilities:
Prepaid expenses	(5,420)	-	(5,420)
Due to related party	(34,630)	73,346	392,863
Accounts payable	5,674	-	59,990
Accrued expenses	36,589	(3,204)	78,223
Net Cash Used In Operating Activities	(464,920)	(146,020)	(2,314,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(11,166)
Net Cash Used In Investing Activities	-	-	(11,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	-	90,000	263,500
Proceeds from issuance of debt - related party	53,368	50,000	347,368
Proceeds from issuance of convertible debt - related party	250,000		250,000
Proceeds from issuance of convertible debt	-	-	100,001
Proceeds from issuance of common stock subject to rescission	-	-	1,084,823
Proceeds from issuance of common stock	164,182	-	310,434
Net Cash Provided By Financing Activities	467,550	140,000	2,356,126

NET INCREASE (DECREASE) IN CASH	2,630	(6,020)	30,171

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,541	32,037	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,171	$26,017	$30,171

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

In February 2008 a note holder converted converted a $25,000 note payable into 16,667 shares of common stock ($1.50) per share.
In May 2008, two Directors of the Company converted a total of $300,000 of debt and accrued interest of $32,735 into 2,218,225 shares of common stock.
In June 2008, a note holder converted $100,001 of notes payable and accrued interest of $7,540 into 430,163 shares of common stock.

See accompanying notes to unaudited  financial statements

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

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

(D)  Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At June 30, 2008, the Company did not have any balances that exceeded FDIC insurance limits.

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

(G)  Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2008 and 2007, 1,849,551 and 1,899,896; respectively of common share equivalents were outstanding but anti-dilutive and therefore not used in the calculation of diluted net loss per share.

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

(J)  Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent remains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 affects those entities that have an outstanding non –controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is prohibited.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”  (SFAS  161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS  161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to  SFAS  161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  SFAS  161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

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

(M) Convertible Notes Payable

The Company is accounting for the unsecured convertible promissory notes (the “Notes”) issued  under EITF 00-27, ‘‘Application of Issue 98-5 to Certain Convertible Instruments’’.  While the embedded conversion option is not required to be bifurcated, the Notes do contain a contingent beneficial conversion feature and the warrants are bifurcated to the notes payable and warrants based on the fair value.  The fair value of the warrants is recorded as a discount on the notes payable and amortized over the life of the notes.

NOTE 2  PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008 (UNAUDITED)	December 31, 2007
Computer	$11,166	$11,166
Less accumulated depreciation	(9,771)	(8,654)

	$1,395	$2,512

During the three and six months ended June 30, 2008 and 2007 and for the period from November 6, 2001 to June 30, 2008, the Company recorded depreciation expense of $558, $558, $1,117, $1,117 and $9,771 respectively.

NOTE 3 NOTES

	June 30, 2008 (UNAUDITED)	December 31, 2007
Note Amount	$-	$25,000
Discount	-	-
Net	$-	$25,000

In December 2006, an investor loaned the Company a total of $25,000. The note is unsecured, due one year from the date of issuance and is non-interest bearing for the first nine months, then accrues interest at a rate of 6% per annum for the remaining three months. The Company imputed interest on the non interest-bearing portion of the notes at a rate of 6% per annum. During the years ended December 31, 2007 and 2006 the Company recorded a discount on the notes of $1,500 and amortized $341 and $1,159 of the discount respectively as interest expense. As of December 31, 2007 the note was in default. In February 2008, the note was converted into 16,667 shares of common stock ($1.50 per share) and the accrued interest of $1,500 was forgiven.

NOTE 4 NOTES PAYABLE - RELATED PARTY

In June 2006, a Director of the Company loaned the Company $100,000. The loan bears a rate of interest of 8% per annum and is payable twelve months from the date of issuance. In addition the Company issued the director warrants to purchase 100,000 shares of common stock with an exercise price of $1.50 per share for one year from the date of the note. The loan is unsecured and was due June 28, 2007. The note was extended until June 28, 2008.  In December 2006, the Director loaned the Company an additional $50,000. The loan bears a rate of interest of 8% per annum and is payable eighteen months from the date of issuance. In January 2007, a director of the Company loaned the Company $50,000. The loan bears interest at a rate of 8% per annum. The loan is unsecured and due July 31, 2008. As of December 31, 2007, the Company has an outstanding balance under the three note agreements of $200,000 and recorded accrued interest expense of $20,797 related to these three notes. In May 2008, the notes and accrued interest of $26,192 were converted into 1,507,939 shares of common stock ($0.15 per share). The Company recognized a loss on conversion of $346,827 based on a fair value of $0.38 per share of common stock on the date of conversion.

In June 2008, a Director of the Company and his Son loaned the Company $30,000 and $23,368, respectively. The loans bear a rate of interest of 8% per annum and are payable twenty-four months from the date of issuance or when the Company deems it has sufficient funds to repay the loans or receives $20,000,000 of project financing.  As of June 30, 2008, the Company has recorded accrued interest due to the Director of the Company and his Son of $92 and $26 respectively.

NOTE 5 CONVERTIBLE NOTES PAYABLE - RELATED PARTY

	June 30, 2008 (UNAUDITED)	December 31, 2007
Note Amount	$343,368	$140,000
Discount	(1,918)	(19,622)
Net	341,450	120,378

In May 2007, a Director of the Company loaned the Company $50,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.20 per share of common stock.  In addition, the Company issued the director warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share for two years from the date of the note. The loan is unsecured and due May 17, 2009.  The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The value of the warrants on the date of issuance was $837. The Company will amortize the value over the term of the note.  In May 2008, the notes and accrued interest of $4,077 were converted into 360,513 shares of common stock ($0.15 per share). The Company recognized a loss on conversion of $82,917 based on a fair value of $0.38 per share of common stock on the date of conversion.

In June 2007, the wife of the Director loaned the Company an additional $40,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.20 per share of common stock. The loan is unsecured and due July 3, 2009. In addition the Company issued the director warrants to purchase 20,000 shares of common stock with an exercise price of $1.00 per share for two years from the date of the note. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The fair value of the warrants on the date of issuance was $669. The Company will amortize the value over the term of the note.

In November 2007, a Director of the Company loaned the Company an additional $50,000. The loan bears a rate of interest of 10% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.11 per share of common stock.  In addition the Company issued the director warrants to purchase 454,550 shares of common stock with an exercise price of $0.50 per share for two years from the date of the note. The loan is unsecured and due November 25, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 134%, risk-free interest rate of 2.92%, and expected warrant life of two years. The value of the warrants on the date of issuance was $19,351. The Company will amortize the value over the term of the note.  As December 31, 2007 the Company recorded accrued interest expense of $4,614 and amortization expense of $1,235 related to these three notes. In May 2008, the notes and accrued interest of $2,466 were converted into 349,773 shares of common stock ($0.15 per share). The Company recognized a loss on conversion of $80,446 based on a fair value of $0.38 per share of common stock on the date of conversion

In April 2008, a Director of the Company and his Son each loaned the Company $125,000. The loans bear a rate of interest of 3.33% per month and are payable July 3, 2008. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.20 per share of common stock.  In addition the Company issued the director and his son warrants to each purchase 625,000 shares of common stock with an exercise price of $0.20 per share and expire April 5, 2018.  The loans are unsecured. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 116%, risk-free interest rate of 1.63%, and expected warrant life of one year. The value of the warrants on the date of issuance was $67,848. The Company will amortize the value over the term of the note.

NOTE 6 CONVERTIBLE NOTES PAYABLE

	June 30, 2008 (UNAUDITED)	December 31, 2007
Note Amount	$-	$100,001
Discount	-	(5,468)
Net	$-	$94,533

In July 2007, a third party loaned Company loaned the Company $100,001. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.20 per share of common stock.  In addition the Company issued the director warrants to purchase 100,001 shares of common stock with an exercise price of $1.00 per share for two years from the date of the note. The loan is unsecured and due July 5, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 111%, risk-free interest rate of 4.99%, and expected warrant life of two years. The fair value of the warrants on the date of issuance was $7,291. The Company will amortize the value over the term of the note.  As of December 31, 2007 the Company recorded and accrued interest expense of $3,923 and amortization expense of $1,823 related to the note. In June 2008, the notes and accrued interest of $7,540 were converted into 430,163 shares of common stock ($0.25 per share). The Company recognized a loss on conversion of $4,302 based on a fair value of $0.26 per share of common stock on the date of conversion.

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

In 2006, the Company sold a total of 338,600 shares of common stock for cash of $47,188 ($0.1394 per share).

In 2007, the Company sold a total of 758,000 shares of common stock for cash of $164,182 ($0.2166 per share).

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

In May 2008, the Company entered into a consulting agreement with a consultant to provide services. The agreement calls for the consultant to provide services for a period of six months and the consultant to receive compensation of 1,000,000 shares of common stock with the fair value of the common stock of $390,000 ($0.39 per share). The fair value of the common stock will be amortized over the term of the agreement. For the three and six month ended June 30, 2008 the Company recorded an expense of $66,950 under this agreement and deferred compensation of $323,050.

In June 2008, the Company entered into a consulting agreement with a consultant to provide services. The agreement calls for the consultant to provide services for a period of six months and the consultant to receive compensation of 1,000,000 shares of common stock with the fair value of the common stock of $120,000 ($0.12 per share). The fair value of the common stock will be amortized over the term of the agreement. For the three and six month ended June 30, 2008 the Company recorded an expense of $3,340 under this agreement and deferred compensation of $116,660.

In June 2008, the Company entered into a consulting agreement with a consultant to media services. The agreement calls for the consultant to provide services and the consultant to receive compensation of 314,000 shares of common stock with the fair value of the common stock of $69,080 ($0.22 per share).  As the June 30, 2008, the consultant has not begun work, and the Company has recorded deferred compensation of $69,080.

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

In June 2006, a Director of the Company loaned the Company $100,000. The loan bears a rate of interest of 8% per annum and is payable twelve months from the date of issuance. In addition the Company issued the director warrants to purchase 100,000 shares of common stock with an exercise price of $1.50 per share for one year from the date of the note. The loan is unsecured and was due June 28, 2007. The note was extended until June 28, 2008.  In December 2006, the Director loaned the Company an additional $50,000. The loan bears a rate of interest of 8% per annum and is payable eighteen months from the date of issuance. In January 2007, a director of the Company loaned the Company $50,000. The loan bears interest at a rate of eight percent per annum. The loan is unsecured and due July 31, 2008. As of December 31, 2007, the Company has an outstanding balance under the three note agreements of $200,000 and recorded accrued interest expense of $20,797 related to these three notes. In May 2008, the notes and accrued interest of $26,192 were converted into 1,507,939 shares of common stock ($.15 per share). The Company recognized a loss on conversion of $346,827 based on a fair value of $0.38 per share of common stock on the date of conversion.

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

In May 2007, a Director of the Company loaned the Company $50,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.20 per share of common stock.  In addition the Company issued the director warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share for two years from the date of the note. The loan is unsecured and due May 17, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The value of the warrants on the date of issuance was $837. The Company will amortize the value over the term of the note. In May 2008, the notes and accrued interest of $4,077 were converted into 360,513 shares of common stock ($0.15 per share). The Company recognized a loss on conversion of $82,917 based on a fair value of $0.38 per share of common stock on the date of conversion.

In June 2007 the wife of the Director loaned the Company an additional $40,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.20 per share of common stock. The loan is unsecured and due July 3, 2009. In addition the Company issued the director warrants to purchase 20,000 shares of common stock with an exercise price of $1.00 per share for two years from the date of the note. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The fair value of the warrants on the date of issuance was $669. The Company will amortize the value over the term of the note.

In November 2007, a Director of the Company loaned the Company an additional $50,000. The loan bears a rate of interest of 10% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.11 per share of common stock.  In addition the Company issued the director warrants to purchase 454,550 shares of common stock with an exercise price of $.50 per share for two years from the date of the note. The loan is unsecured and due November 25, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 134%, risk-free interest rate of 2.92%, and expected warrant life of two years. The value of the warrants on the date of issuance was $19,351. The Company will amortize the value over the term of the note.  As December 31, 2007 the Company recorded accrued interest expense of $4,614 and amortization expense of $1,235 related to these three notes. In May 2008, the notes and accrued interest of $2,466 were converted into 349,773 shares of common stock ($0.15 per share). The Company recognized a loss on conversion of $80,446 based on the a fair value of $0.38 per share of common stock on the date of conversion

In July 2007, a third party loaned Company loaned the Company $100,001. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.20 per share of common stock.  In addition the Company issued the director warrants to purchase 100,001 shares of common stock with an exercise price of $1.00 per share for two years from the date of the note. The loan is unsecured and due July 5, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 111%, risk-free interest rate of 4.99%, and expected warrant life of two years. The fair value of the warrants on the date of issuance was $7,291. The Company will amortize the value over the term of the note.  As of December 31, 2007 the Company recorded and accrued interest expense of $3,923 and amortization expense of $1,823 related to the note. In June 2008, the notes and accrued interest of $7,540 were converted into 430,163 shares of common stock ($0.25 per share). The Company recognized a loss on conversion of $4,302 based on a fair value of $0.26 per share of common stock on the date of conversion.

In April 2008, a Director of the Company and his Son each loaned the Company $125,000. The loans bear a rate of interest of 3.33% per month and are payable July 3, 2008. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.20 per share of common stock.  In addition the Company issued the director and his son warrants to each purchase 625,000 shares of common stock with an exercise price of $0.20 per share and expire April 5, 2018.  The loans are unsecured. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 116%, risk-free interest rate of 1.63%, and expected warrant life of one year. The value of the warrants on the date of issuance was $67,848. The Company will amortize the value over the term of the note. As of August 20, 2008, these loans are in default.

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

In connection with the conversion of $205,000 of notes payable to common stock on July 24, 2006 the Company issued warrants with a cashless exercise provision to purchase an aggregate of 51,250 shares of our common stock to the Holders exercisable within one year of issuance at a price per share of $1.50 (the “Conversion Warrants”). The Conversion Shares and shares underlying the Conversion Warrants are restricted in accordance with Rule 144 promulgated under the Securities Act of 1933, as amended. These warrants expired during the quarter ended September 30, 2007

In connection with the issuance of common stock units for cash and services, the Company has an aggregate of 1,849,551 and 2,154,896 warrants outstanding at June 30, 2008 and December 31, 2007, respectively. The Company has reserved 1,849,551 shares of common stock for the future exercise of the warrants at June 30, 2008.

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

During the year ended December 31, 2007 the Company drew down a total of $47,188 and issued a total of 338,600 shares of common stock

During the six months ended June 30, 2008 the Company drew down a total of $164,182 and issued a total of 758,000 shares of common stock.

NOTE 9  RELATED PARTY TRANSACTIONS

In June 2006, a Director of the Company loaned the Company $100,000. The loan bears a rate of interest of 8% per annum and is payable twelve months from the date of issuance. In addition the Company issued the director warrants to purchase 100,000 shares of common stock with an exercise price of $1.50 per share for one year from the date of the note. The loan is unsecured and was due June 28, 2007. The note was extended until June 28, 2008.  In December 2006, the Director loaned the Company an additional $50,000. The loan bears a rate of interest of 8% per annum and is payable eighteen months from the date of issuance. In January 2007 a director of the Company loaned the Company $50,000. The loan bears interest at a rate of eight percent per annum. The loan is unsecured and due July 31, 2008. As of December 31, 2007, the Company has an outstanding balance under the three note agreements of $200,000 and recorded accrued interest expense of $20,797 related to these three notes. In May 2008, the notes and accrued interest of $26,192 were converted into 1,507,939 shares of common stock ($0.15 per share). The Company recognized a loss on conversion of $346,827 based on a fair value of $0.38 per share of common stock on the date of conversion.

In May 2007, a Director of the Company loaned the Company $50,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.20 per share of common stock.  In addition the Company issued the director warrants to purchase 25,000 shares of common stock with an exercise price of $1.00 per share for two years from the date of the note. The loan is unsecured and due May 17, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The value of the warrants on the date of issuance was $837.  The Company will amortize the value over the term of the note.  In May 2008, the notes and accrued interest of $4,077 were converted into 360,513 shares of common stock ($0.15 per share). The Company recognized a loss on conversion of $82,917 based on a fair value of $0.38 per share of common stock on the date of conversion.

In June 2007 the wife of the Director loaned the Company an additional $40,000. The loan bears a rate of interest of 8% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.20 per share of common stock. The loan is unsecured and due July 3, 2009.  In addition the Company issued the director warrants to purchase 20,000 shares of common stock with an exercise price of $1.00 per share for two years from the date of the note. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 103%, risk-free interest rate of 4.87%, and expected warrant life of two years. The fair value of the warrants on the date of issuance was $669. The Company will amortize the value over the term of the note.

In November 2007, a Director of the Company loaned the Company an additional $50,000. The loan bears a rate of interest of 10% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.11 per share of common stock.  In addition the Company issued the director warrants to purchase 454,550 shares of common stock with an exercise price of $0.50 per share for two years from the date of the note. The loan is unsecured and due November 25, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 134%, risk-free interest rate of 2.92%, and expected warrant life of two years. The value of the warrants on the date of issuance was $19,351. The Company will amortize the value over the term of the note.  As December 31, 2007 the Company recorded accrued interest expense of $4,614 and amortization expense of $1,235 related to these three notes. In May 2008, the notes and accrued interest of $2,466 were converted into 349,773 shares of common stock ($0.15 per share). The Company recognized a loss on conversion of $80,446 based on a fair value of $0.38 per share of common stock on the date of conversion

In June 2008, a Director of the Company and his Son loaned the Company a $30,000 and $23,368, respectively. The loans bear a rate of interest of 8% per annum and are payable twenty-four months from the date of issuance or when the Company deems it has sufficient funds to repay the loans or receives $20,000,000 of project financing.  As of June 30, 2008 the Company has recorded accrued interest due to the Director of the Company and his Son of $92 and $26 respectively.

In April 2008, a Director of the Company and his Son each loaned the Company $125,000. The loans bear a rate of interest of 3.33% per month and are payable July 3, 2008. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.20 per share of common stock.  In addition the Company issued the director and his son warrants to each purchase 625,000 shares of common stock with an exercise price of $0.20 per share and expire April 5, 2018.  The loans are unsecured. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 116%, risk-free interest rate of 1.63%, and expected warrant life of one year. The value of the warrants on the date of issuance was $67,848. The Company will amortize the value over the term of the note. As of August 20, 2008, these loans are in default.

During December 2001, the Company entered into an agreement with a consultant to serve as its interim President for a term of up to five years. The agreement called for annual compensation of $250,000. The agreement expires the earlier of December 2006 or on the effectiveness of an employment agreement and is renewable annually after December 2006. During 2006, the Company approved a one-year renewal of the agreement. The Company has accrued $427,493 under the agreement to the consultant at December 31, 2007. For the Period November 6, 2001(Inception) to December 31, 2007 the Company recorded $1,520,833 of expenses associated with this agreement. For the Period November 6, 2001(Inception) to June 30, 2008 the Company recorded $1,645,833 of expenses associated with this agreement. For the three and six months ended June 30, 2007 and 2008 the Company recorded $62,500 and $125,000 of expenses associated with this agreement

During 2004, the Company entered into an employment agreement with a consultant to assume the position of Chief Executive Officer and President for a term of five years at an annual minimum salary of $250,000 with additional bonuses and fringe benefits. The agreement is to become effective upon the approval by the Securities and Exchange Commission on the SB-2 Registration Statement. During March 2006, the Company and the President amended the start date to begin upon the Company raises all or substantially all the project funding pertaining to the first facility. As of the date of this report, the Company has not completed the funding. (See Note 10(A) and 12).

NOTE 10  COMMITMENTS AND CONTINGENCIES

(A)  Consulting Agreements

During December 2001, the Company entered into an agreement with a consultant to serve as its interim President for a term of up to five years. The agreement called for annual compensation of $250,000. The agreement expires the earlier of December 2006 or on the effectiveness of an employment agreement and is renewable annually after December 2006. During 2006, the Company approved a one-year renewal of the agreement. The Company has accrued $427,493 under the agreement to the consultant at December 31, 2007. For the Period November 6, 2001(Inception) to December 31, 2007 the Company recorded $1,520,833 of expenses associated with this agreement. For the Period November 6, 2001(Inception) to June 30, 2008 the Company recorded $1,645,833 of expenses associated with this agreement. For the three and six months ended June 30, 2007 and 2008 the Company recorded $62,500 and $125,000, respectively of expenses associated with this agreement

During April 2002, the Company entered into an agreement with a consultant to provide services for a period of one year. The agreement called for compensation of 100,000 units with a fair value of $50,000 based on recent cash offerings ($0.50 per share). The Company recorded $16,667 and $33,333 of consulting expense for the years ended December 31, 2003 and 2002, respectively.

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

In March 2007, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of $4,000 per month. In addition the Company sold the consultant 300,000 shares of common stock for cash proceeds of $300 and recorded the fair value of the common stock of $153,000. The fair value of the common stock will be recognized over the term of the agreement. The Company has also agreed to pay the public relation firm a 5% finder fee for any business or capital raise derived from its relationship with the public relations firm. The fair value of the common stock will be recognized over the term of the agreement. For the three and six months ended June 30, 2007 and 2008 the Company recorded an expense of $38,178, $48,848, $0 and $27,502, respectively under this agreement.

 In July 2007, the Company entered into a consulting agreement with a consultant to provide public relations services. The agreement calls for the consultant to provide services for a period of one month and the consultant to receive compensation of 278,000 shares of common stock with the fair value of the common stock of $83,400 ($0.30 per share). The fair value of the common stock will be amortized over the term of the agreement. For the year ended December 31, 2007 the Company recorded an expense of $83,400 under this agreement.

In November 2007, the Company entered into a consulting agreement with a consultant to provide public relations services. The agreement calls for the consultant to provide services for a period of six months and the consultant to receive compensation of 240,000 shares of common stock with the fair value of the common stock of $36,000 ($0.15 per share). The fair value of the common stock will be amortized over the term of the agreement. For the year ended December 31, 2007 the Company recorded an expense of $9,600 under this agreement and deferred compensation of $26,400. For the three and six months ended June 30, 2008 the Company recorded an expense of $8,400 and 26,400, respectively under this agreement.

In December 2007, the Company entered into a consulting agreement with a consultant to provide public relations services. The agreement calls for the consultant to provide services for a period of six months and the consultant to receive compensation of 500,000 shares of common stock with the fair value of the common stock of $50,000 ($0.10 per share) per month. In March 2008 the Company entered into a settlement agreement whereby the consultant acknowledged that no services had been performed on behalf of the Company and that all stock issued to them was returned and cancelled by Company.

In May 2008, the Company entered into a consulting agreement with a consultant to provide services. The agreement calls for the consultant to provide services for a period of six months and the consultant to receive compensation of 1,000,000 shares of common stock with the fair value of the common stock of $390,000 ($0.39 per share). The fair value of the common stock will be amortized over the term of the agreement. For the three and six month ended June 30, 2008 the Company recorded an expense of $66,950 under this agreement and deferred compensation of $323,050.

In June 2008, the Company entered into a consulting agreement with a consultant to provide services. The agreement calls for the consultant to provide services for a period of six months and the consultant to receive compensation of 1,000,000 shares of common stock with the fair value of the common stock of $120,000 ($0.12 per share). The fair value of the common stock will be amortized over the term of the agreement. For the three and six month ended June 30, 2008 the Company recorded an expense of $3,340 under this agreement and deferred compensation of  $116,660.

In June 2008, the Company entered into a consulting agreement with a consultant to media services. The agreement calls for the consultant to provide services and the consultant to receive compensation of 314,000 shares of common stock with the fair value of the common stock of $69,080 ($0.22 per share).  As the June 30, 2008, the consultant has not begun work, and the Company has recorded deferred compensation of $69,080.

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

NOTE 11  GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a stockholders' deficiency of $1,869,288 a working capital deficiency of $692,827 and used cash in operations from inception of $2,314,789. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 12  SUBSEQUENT EVENTS

On July 2, 2008 the Company issued 500,000 shares of common stock for investor relations services. The term of the agreement is one month.

On July 11, 2008 the Company issued 1,000,000 shares of common stock for Financial Consulting services. The term of the agreement is 6 months.

On July 14, 2008 the Company issued 500,000 shares of common stock for Financial Consulting services. The term of the agreement is 6 months.

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

During the fiscal quarter June 30, 2008, no revenues were generated and we do not anticipate revenues until such time as the first facility has been constructed and commercially operated. The construction of the first showcase facility will require $20 million. However, currently there are no commitments for capital and furthermore, the successful implementation of all aspects of the business plan is subject to our ability to complete the $20 million capitalization. It is expected the required funds will be raised as a result of private offerings of securities or debt, or other sources.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. The notes to our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Among the reasons cited in the notes as raising substantial doubt as to our ability to continue as a going concern are the following: we are a development stage company with no operations, a stockholders’ deficiency of $1,869,288 and cash used in operations from inception through June 30, 2008 of $2,314,789.  As of June 30, 2008, we had a working capital deficiency of $692,827.

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

Management and their consulting engineers believe that, the overall fabrication and installation timeframe is approximately 18 to 24 months from execution of contracts. As all the components utilized in our installation are currently in use in manufacturing operations in the United States and around the world, lead times for delivery and installation are generally short.

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

It is management’s and their consulting engineers opinion that overall, the entire installation through construction completion, training, start-up and commercial acceptance based upon engineering performance verification is approximately 18 to 24 months. The overall development schedule could be delayed as a result of unforeseen regulatory delays, labor disputes and seasonal delays due to weather conditions.

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

Regardless of the ultimate use of the recovered steam, the ARC cooled condensate and/or water will be returned to the ARC heat recovery boilers heated again for reuse in a closed loop system.  As US energy prices continue to escalate, there is a wide range of industrial and commercial applications requiring energy.  The industrial or commercial use of the recovered hot water and/or steam could be used to meet these requirements.

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

Going Concern Consideration

As reflected in the accompanying June 30, 2008 financial statements we are in the development stage with no operations, a stockholders’ deficiency of $1,869,288, a working capital deficiency of $692,827 and used cash in operations from inception of $2,314,789. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2008 reflects assets of $36,986 consisting of cash of $30,171, prepaid expenses of $5,420, and property and equipment of $1,395, compared to assets of $30,053 as of December 31, 2007. As of June 30, 2008, we had current liabilities of $728,418 consisting of accounts payable and accrued interest of $87,138, an amount of $392,863 due to a related party and a note payable - convertible related party, net of discount of $1,583 of $248,417. In comparison to December 31, 2007, we had current liabilities of $737,643 which consisted of accounts payable and accrued interest of $85,150, an amount of $427,493 due to a related party, a note payable of $25,000 with a net discount of $0 and a note payable due to a related party of $200,000.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

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

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out this evaluation.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

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

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 23, 2008 Alliance Recovery Corporation (the “Company”) entered into a Debt Conversion Agreement with Walter Martin (the “Holder”).  The Holder converted US$161,791.78 in debt currently owed by the Company to the Holder into shares of the Company’s common stock.  The Form 8-K filed on June 2, 2008 did not reflect the correct debt and share amount converted by Walter Martin.  The Debt Conversion Agreement filed as an exhibit on June 2, 2008 did not have the correct conversion amount.  The correct information is included here and an amended Form 8-K will be filied to reflect the correct Debt conversion amount.
The debt owed by the Company shall be converted into 1,078,612 common shares of the Company’s common stock with a conversion price of $0.15 per share.  These common shares were issued as “restricted securities” as the term is defined in Rule 144 of the 1933 Securities Act (the “Act”).  Further, the common shares issued pursuant to the Agreement are exempt from registration under Section 4(2) of the Securities Act.

On May 23, 2008 the Company entered into a Debt Conversion Agreement, with David Williams (the “Holder”).  Pursuant to the Agreement the Holder converted US$170,942.47 in debt currently owed by the Company to the Holder into shares of the Company’s common stock.

The debt owed by the Company shall be converted into 1,139,613 common shares of the Company’s common stock with a conversion price of $0.15 per share.  These common shares were issued as “restricted securities” as the term is defined in Rule 144 of the 1933 Securities Act (the “Act”).  Further, the common shares issued pursuant to the Agreement are exempt from registration under Section 4(2) of the Securities Act.

On June 12, 2008 the Company entered into a Debt Conversion Agreement, with B&B Farms and Jonathon Brubacher (the “Holder”).  Pursuant to the Agreement the Holder converted US$107,540.81 in debt currently owed by the Company to the Holder into shares of the Company’s common stock.

The debt owed by the Company was converted into 430,163 common shares of the Company’s common stock with a conversion price of $0.25 per share.  The shares were issued in the following manner 215,082 to Colin Brubacher, and 215,081 to Johnathan Brubacher.  These common shares were issued as “restricted securities” as the term is defined in Rule 144 of the 1933 Securities Act (the “Act”).  Further, the common shares issued pursuant to the Agreement are exempt from registration under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

In April 2008, a Director of the Company and his Son each loaned the Company $125,000. The loans bear a rate of interest of 3.33% per month and are payable July 3, 2008. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.20 per share of common stock.  In addition the Company issued the director and his son warrants to each purchase 625,000 shares of common stock with an exercise price of $0.20 per share and expire April 5, 2018.  The loans are unsecured. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 116%, risk-free interest rate of 1.63%, and expected warrant life of one year. The value of the warrants on the date of issuance was $67,848. The Company will amortize the value over the term of the note. As of August 20, 2008, these loans are in default.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)            Exhibits

31.1     Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1     Certifications pursuant to section 906 of sarbanes oxley act of 2002

(b)            Reports of form 8-k

On June 2, 2008, the company filed a form 8-k with the sec disclosing unregistered sale of equity securities and other events.  The 8-K was subsequently amended on August 22, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE RECOVERY CORPORATION

Date: August 22, 2008	By:	/s/ Peter Vaisler
Peter Vaisler
Chief Executive Officer Principal Financial Officer, Principal Accounting Officer