Form 10-Q/A
period 2008-06-30
ALLIANCE RECOVERY CORP
filed 2008-09-19
CIK 1305055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q /A
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of September 15 , 2008:   27,927,480 shares of Common Stock.

This amended Form 10-Q for the interim period ending June 30, 2008 is being filed because the company in consultation  with the Audit Committee of its Board of Directors,  and its independent registered public accounting firm, determined that the June 30, 2008 financial statements should no longer be relied on because the value of 1,700,000 of options granted to the Company’s officers and directors were not included in the interim financial statements.  In addition, $70,290 in consulting fees that were incurred in the three months ended June 30, 2008 were not included in the Statement of Operations for the three months ended June 30, 2008.  However, the $70,290 in consulting fees mentioned above were included in the Statement of Operations for the six months ended June 30, 2008.  This filing contains the corrected June 30, 2008 financial statements.

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

SIGNATURE

 Item 1. Financial Information

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS

	June 30, 2008	December 31,
	(Unaudited)	2007
	(Restated)
CURRENT ASSETS
Cash	$30,171	$27,541
Prepaid expenses	5,420	-
Total Current Assets	35,591	27,541

Property and Equipment, net	1,395	2,512

TOTAL ASSETS	$36,986	$30,053

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$59,990	$54,316
Accrued interest	27,148	30,834
Due to related party	392,863	427,493
Notes payable - convertible related party, net of discount of $1,583	248,417	-
Notes payable - net of discount of $0	-	25,000
Notes payable - related party	-	200,000

TOTAL CURRENT LIABILITIES	728,418	737,643

Notes payable - convertible related party, net of discount of $335 and $19,622, respectively	93,033	120,378
Note payable - convertible , net of discount of $0 and $5,468, respectively	-	94,533

TOTAL LONG TERM LIABILITIES	93,033	214,911

TOTAL LIABILITIES	821,451	952,554

COMMITMENTS AND CONTINGENCIES	-	-

Common Stock Subject to Rescission Offer, $.01 par value,
1,986,646 shares issued and outstanding	1,084,823	1,084,823

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value, 100,000,000 shares authorized, 23,840,834 and 18,103,779 shares issued and outstanding, respectively	238,409	181,038
Additional paid in capital	3,185,248	929,517
Subscriptions receivable	(6,600)	(6,600)
Deferred compensation	(508,790)	(53,902)
Accumulated deficit during development stage	(4,777,555)	(3,057,377)
Total Stockholders’ Deficiency	(1,869,288)	(2,007,324)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$36,986	$30,053

See accompanying notes to unaudited financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,			For The Period From November 6, 2001 (Inception)
							to June 30,
	2008		2007	2008		2007	2008
	(Restated)			(Restated)			(Restated)
OPERATING EXPENSES
Consulting fees		$70,290	$-		$70,290	$-	$597,158
Consulting fees - related party		62,500	62,500		125,000	125,000	1,645,833
Professional fees		31,693	26,987		52,822	48,134	422,528
Investor relations		222,990	-		276,465		537,619
Directors fees		522,224	-		522,224		522,224
General and administrative		14,156	77,043		31,277	84,493	363,900

TOTAL OPERATING EXPENSES		923,853	166,530		1,078,078	257,627	4,089,262

OTHER EXPENSES
Loss on debt conversion		514,492			514,492	-	514,492
Interest Expense		116,315	5,145		127,608	9,296	173,801
		630,807	5,145		642,100	9,296	688,293
NET LOSS BEFORE PROVISION FOR
INCOME TAXES		(1,554,660)	(171,675)		(1,720,178)	(266,923)	(4,777,555)

PROVISION FOR INCOME TAXES		-	-		-	-	-

NET LOSS	$	(1,554,660)	$(171,675)	$	(1,720,178)	$(266,923)	$ (4,777,555)

Net loss per share - basic and diluted	$	(0.08)	$(0.01)	$	(0.09)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted		20,248,357	17,247,179		19,365,977	16,819,510

See accompanying notes to unaudited financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(UNAUDITED)
(Restated)

	Common Stock		Additional Paid-In	Subscription	Deferred Stock	Accumulated Deficit During Development
	Par	Amount	Capital	Receivable	Compensation	Stage	Total

Common stock issued to founders for services ($0.01 per share)		$84,100	$-	$-	$-	$-	$84,100

Common stock issued for cash ($0.0137 per share)	7,687,800	76,878	28,186	(105,064)	-	-	-

Net loss for the period from November 6, 2001 (inception) to December 31, 2001	-	-	-	-	-	(104,933)	(104,933)

Balance, December 31, 2001 (Restated)	16,097,800	160,978	28,186	(105,064)	-	(104,933)	(20,833)

Common stock with warrants issued for services ($0.50 per share)	112,710	1,127	55,228	-	(27,083)	-	29,272

Common stock issued for services ($0.50 per share)	100,000	1,000	49,000	-	(16,667)	-	33,333

Collection of subscriptions receivable	-	-	-	56,290	-	-	56,290

Net loss, 2002	-	-	-	-	-	(482,211)	(482,211)

Balance, December 31, 2002 (Restated)	16,310,510	163,105	132,414	(48,774)	(43,750)	(587,144)	(384,149)

Amortization of deferred compensation	-	-	-	-	43,750	-	43,750

Net loss, 2003	-	-	-	-	-	(417,622)	(417,622)

BALANCE, December 31, 2003 (Restated)	16,310,510	163,105	132,414	(48,774)	-	(1,004,766)	(758,021)

Common stock with options issued for services ($0.50 per share)	200,000	2,000	98,000	-	(4,158)	-	95,842

Issuance of warrants for services	-	-	-	-	-	-	-

Net loss, 2004	-	-	-	-	-	(489,255)	(489,255)

BALANCE, December 31, 2004 (Restated)	16,510,510	165,105	230,414	(48,774)	(4,158)	(1,494,021)	(1,151,434)

Common stock with options issued for services ($0.50 per share)	300,000	3,000	147,000	(300)	(149,700)	-	-

Amortization of deferred compensation	-	-	-	-	147,621	-	147,621

Collection of subscription receivable	-	-	-	42,774	-	-	42,774

Net loss, 2005	-	-	-	-	-	(545,477)	(545,477)

BALANCE, December 31, 2005	16,810,510	168,105	377,414	(6,300)	(6,237)	(2,039,498)	(1,506,516)

Amortization of deferred compensation	-	-	-	-	6,237	-	6,237

Conversion of notes payable to common stock	136,669	1,367	215,933	-	-	-	217,300

Net Loss, 2006	-	-	-	-	-	(360,016)	(360,016)

BALANCE, December 31, 2006	16,947,179	169,472	593,347	(6,300)	-	(2,399,514)	(1,642,995)

Common stock issued for services ($0.51 per share)	300,000	3,000	150,000	(300)	(152,700)	-	-

Common stock issued for consulting services ($0.30 per share)	278,000	2,780	80,620	-	(83,400)	-	-

Common stock issued for consulting services ($0.15 per share)	240,000	2,400	33,600	-	(36,000)		-

Common stock issued for cash ($0.1394 per share)	338,600	3,386	43,802				47,188

Amortization of deferred compensation	-	-	-	-	218,198	-	218,198

Warrants issued for convertible debt	-	-	28,148	-	-	-	28,148

Net Loss, December 31, 2007	-	-	-	-	-	(657,863)	(657,863)

BALANCE, December 31, 2007	18,103,779	181,038	929,517	(6,600)	(53,902)	(3,057,377)	(2,007,324)

Common stock issued for consulting services ($0.39 per share)	1,000,000	10,000	380,000	-	(390,000)		-

Common stock issued for consulting services ($0.32 per share)	157,000	1,570	48,670	-	(50,240)		-

Common stock issued for consulting services ($0.12 per share)	1,157,000	11,570	127,270	-	(138,840)		-

Amortization of deferred compensation	-	-	-	-	124,192	-	124,192

Conversion of notes payable to common stock ($1.50 per share)	16,667	167	24,833	-	-	-	25,000

Conversion of notes payable and accrued interest	2,648,388	26,484	928,284	-	-	-	954,768
to common stock ($0.3605 per share)

Common stock issued for cash ($0.2166 per share)	758,000	7,580	156,602	-	-	-	164,182

Warrants issued for convertible debt	-	-	67,848	-	-	-	67,848

Stock options issued For Directors fees	-	-	522,224	-	-	-	522,224

Net Loss, For the six months ended, June 30, 2008	-	-	-	-	-	(1,197,954)	(1,197,954)

	23,840,834	$238,409	$2,663,024	$(6,600)	$(508,790)	$(4,255,331)	$(1,869,288)

See accompanying notes to unaudited financial statements

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,		For The Period From November 6, 2001 (Inception) To June 30,
	2008	2007	2008
	(Restated)		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,720,178)	$(266,923)	$ (4,777,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	124,192	48,848	782,545
Stock options issued for directors fees	522,224		522,224
Loss on debt conversion	514,492		514,492
Depreciation expense	1,117	1,117	9,771
Amortization	91,020	796	108,078
Changes in operating assets and liabilities:
Prepaid expenses	(5,420)	-	(5,420)
Due to related party	(34,630)	73,346	392,863
Accounts payable	5,674	-	59,990
Accrued expenses	36,589	(3,204)	78,223
Net Cash Used In Operating Activities	(464,920)	(146,020)	(2,314,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(11,166)
Net Cash Used In Investing Activities	-	-	(11,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	-	90,000	263,500
Proceeds from issuance of debt - related party	53,368	50,000	347,368
Proceeds from issuance of convertible debt - related party	250,000		250,000
Proceeds from issuance of convertible debt	-	-	100,001
Proceeds from issuance of common stock subject to rescission	-	-	1,084,823
Proceeds from issuance of common stock	164,182	-	310,434
Net Cash Provided By Financing Activities	467,550	140,000	2,356,126

NET INCREASE (DECREASE) IN CASH	2,630	(6,020)	30,171

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,541	32,037	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,171	$26,017	$30,171

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

In February 2008 a note holder converted a $25,000 note payable into 16,667 shares of common stock ($1.50) per share.
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

(RESTATED)

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

(G)  Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2008 and 2007,   3,549,551 and 1,899,896; respectively of common share equivalents were outstanding but anti-dilutive and therefore not used in the calculation of diluted net loss per share.

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

NOTE 2.  RESTAMENT OF FINANCIAL STATEMENTS

The financial statements for the three and six months ended June 30, 2008 have been restated due to the Company failure to record  the value of 1,700,000 of options granted to the Company’s officers and directors within  the interim financials.  The effect of the restatement will increase the three and six months  ended June 30, 2008 net loss by $522,224 and our loss per share by $(.02) for the three and six months ended June 30, 2008.

In addition, $70,290 in consulting fees that were incurred in the three months ended June 30, 2008, were not included in the Statement of Operations for the three months ended June 30, 2008.  However, the $70,290 in consulting fees mentioned above were included in the Statement of Operations for the six months ended June 30, 2008.  The effect of this restatement will increase the three months ended June 30, 2008 net loss by $70,290 and our loss per share by $(0.00) for the three months ended June 30, 2008.

In May 2008 the Company issued a total of 1,700,000 common stock options to the Company’s officers and directors for director fees. The fair value of the options  were estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 263%, risk-free interest rate of 2.05%, and expected warrant life of one year. The value of the warrants on the date of issuance was $522,224.

ASSETS

	As filed	Adjustments	Amended
CURRENT ASSETS
Cash	$30,171	$-	$30,171
Prepaid expenses	5,420	-	5,420
Total Current Assets	35,591	-	35,591

Property and Equipment, net	1,395	-	1,395

TOTAL ASSETS	$36,986	$-	$36,986

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$59,990	$-	$59,990
Accrued interest	27,148	-	27,148
Due to related party	392,863	-	392,863
Notes payable - convertible related party, net of discount of $1,583	248,417	-	248,417

TOTAL CURRENT LIABILITIES	728,418	-	728,418

Notes payable - convertible related party, net of discount of $335 and $19,622, respectively	93,033	-	93,033

TOTAL LONG TERM LIABILITIES	93,033	-	93,033

TOTAL LIABILITIES	821,451	-	821,451

COMMITMENTS AND CONTINGENCIES	-		-

Common Stock Subject to Rescission Offer, $.01 par value,
1,986,646 shares issued and outstanding	1,084,823	-	1,084,823

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value, 100,000,000 shares authorized, 23,840,834 and 18,103,779 shares issued and outstanding, respectively	238,409	-	238,409
Additional paid in capital	2,663,024	522,224	3,185,248
Subscriptions receivable	(6,600)	-	(6,600)
Deferred compensation	(508,790)	-	(508,790)
Accumulated deficit during development stage	(4,255,331)	(522,224)	(4,777,555)
Total Stockholders’ Deficiency	(1,869,288)	-	(1,869,288)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$36,986	$-	$36,986

For the Three Months Ended June 30, 2008
	As filed	Adjustments	Amended
OPERATING EXPENSES
Consulting fees	$-	$70,290	$70,290
Consulting fees - related party	62,500	-	62,500
Professional fees	31,693	-	31,693
Investor relations	222,990	-	222,990
Directors fees	-	522,224	522,224
General and administrative	14,156	-	14,156

TOTAL OPERATING EXPENSES	331,339	592,514	923,853

OTHER EXPENSES
Loss on debt conversion	514,492	-	514,492
Interest Expense	116,315	-	116,315
	630,807	-	630,807
NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(962,146)	(592,514)	(1,554,660)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(962,146)	$(592,514)	$(1,484,370)

Net loss per share - basic and diluted	$(0.05)	$(0.03)	$(0.07)

Weighted average number of shares outstanding during the period - basic and diluted	20,248,357	20,248,357	20,248,357

For the Six Months Ended June 30, 2008
	As filed	Adjustments	Amended
OPERATING EXPENSES
Consulting fees	$70,290	$-	$70,290
Consulting fees - related party	125,000	-	125,000
Professional fees	52,822	-	52,822
Investor relations	276,465		276,465
Directors fees	-	522,224	522,224
General and administrative	31,277	-	31,277

TOTAL OPERATING EXPENSES	555,854	522,224	1,078,078

OTHER EXPENSES
Loss on debt conversion	514,492	-	514,492
Interest Expense	127,608	-	127,608
	642,100	-	642,100
NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(1,197,954)	(522,224)	(1,720,178)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(1,197,954)	$(522,224)	$(1,720,178)

Net loss per share - basic and diluted	$(0.06)	$(0.03)	$(0.09)

Weighted average number of shares outstanding during the period - basic and diluted	19,365,977	19,365,977	19,365,977

For The Period From November 6, 2001 (Inception) to June 30, 2008
	As filed	Adjustments	Amended
Consulting fees	$597,158	$-	$597,158
Consulting fees - related party	1,645,833	-	1,645,833
Professional fees	422,528	-	422,528
Investor relations	537,619	-	537,619
Directors fees	-	522,224	522,224
General and administrative	363,900	-	363,900

TOTAL OPERATING EXPENSES	3,567,038	522,224	4,089,262

OTHER EXPENSES
Loss on debt conversion	514,492		514,492
Interest Expense	173,801	-	173,801
	688,293	-	688,293
NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(4,255,331)	(522,224)	(4,777,555)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(4,255,331)	$(522,224)	$(4,777,555)

NOTE  3    PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008 (UNAUDITED) (Restated)	December 31, 2007
Computer	$11,166	$11,166
Less accumulated depreciation	(9,771)	(8,654)

	$1,395	$2,512

During the three and six months ended June 30, 2008 and 2007 and for the period from November 6, 2001 to June 30, 2008, the Company recorded depreciation expense of $558, $558, $1,117, $1,117 and $9,771 respectively.

NOTE  4    NOTES

	June 30, 2008 (UNAUDITED) (Restated)	December 31, 2007
Note Amount	$-	$25,000
Discount	-	-
Net	$-	$25,000

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

NOTE  5    NOTES PAYABLE - RELATED PARTY

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

NOTE  6   CONVERTIBLE NOTES PAYABLE - RELATED PARTY

	June 30, 2008 (UNAUDITED) (Restated)	December 31, 2007
Note Amount	$343,368	$140,000
Discount	(1,918)	(19,622)
Net	341,450	120,378

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

In November 2007, a Director of the Company loaned the Company an additional $50,000. The loan bears a rate of interest of 10% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.11 per share of common stock.  In addition the Company issued the director warrants to purchase 454,550 shares of common stock with an exercise price of $0.50 per share for two years from the date of the note. The loan is unsecured and due November 25, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 134%, risk-free interest rate of 2.92%, and expected warrant life of two years. The value of the warrants on the date of issuance was $19,351. The Company will amortize the value over the term of the note.  As December 31, 2007 the Company recorded accrued interest expense of $4,614 and amortization expense of $1,235 related to these three notes. In May 2008, the notes and accrued interest of $2,466 were converted into 349,773 shares of common stock ($0.15 per share). The Company recognized a loss on conversion of $80,446 based on a fair value of $0.38 per share of common stock on the date of conversion

In April 2008, a Director of the Company and his Son each loaned the Company $125,000. The loans bear a rate of interest of 3.33% per month and are payable July 3, 2008. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.20 per share of common stock.  In addition the Company issued the director and his son warrants to each purchase 625,000 shares of common stock with an exercise price of $0.20 per share and expire April 5, 2018.  The loans are unsecured. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 116%, risk-free interest rate of 1.63%, and expected warrant life of one year. The value of the warrants on the date of issuance was $67,848. The Company will amortize the value over the term of the note. As of September 15, 2008, these loans are in default.

NOTE  7   CONVERTIBLE NOTES PAYABLE

	June 30, 2008 (UNAUDITED) (Restated)	December 31, 2007
Note Amount	$-	$100,001
Discount	-	(5,468)
Net	$-	$94,533

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

NOTE  8    EQUITY SUBJECT TO RESCISSION

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

NOTE  9    STOCKHOLDERS' EQUITY

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

In May 2008 the Company issued a total of 1,700,000 common stock options to the Company’s officers and directors for director fees. The fair value of the options  were estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 263%, risk-free interest rate of 2.05%, and expected warrant life of one year. The value of the warrants on the date of issuance was $522,224.

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

In April 2008, a Director of the Company and his Son each loaned the Company $125,000. The loans bear a rate of interest of 3.33% per month and are payable July 3, 2008. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.20 per share of common stock.  In addition the Company issued the director and his son warrants to each purchase 625,000 shares of common stock with an exercise price of $0.20 per share and expire April 5, 2018.  The loans are unsecured. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 116%, risk-free interest rate of 1.63%, and expected warrant life of one year. The value of the warrants on the date of issuance was $67,848. The Company will amortize the value over the term of the note. As of September 15 , 2008, these loans are in default.

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

During the year ended December 31, 2007 the Company drew down a total of $47,188 and issued a total of 338,600 shares of common stock

During the six months ended June 30, 2008 the Company drew down a total of $164,182 and issued a total of 758,000 shares of common stock.

NOTE  10  RELATED PARTY TRANSACTIONS

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

In April 2008, a Director of the Company and his Son each loaned the Company $125,000. The loans bear a rate of interest of 3.33% per month and are payable July 3, 2008. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.20 per share of common stock.  In addition the Company issued the director and his son warrants to each purchase 625,000 shares of common stock with an exercise price of $0.20 per share and expire April 5, 2018.  The loans are unsecured. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 116%, risk-free interest rate of 1.63%, and expected warrant life of one year. The value of the warrants on the date of issuance was $67,848. The Company will amortize the value over the term of the note. As of September 15 , 2008, these loans are in default.

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

In May 2008 the Company issued a total of 1,700,000 common stock options to the Company’s officers and directors for director fees. The fair value of the options  were estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 263%, risk-free interest rate of 2.05%, and expected warrant life of one year. The value of the warrants on the date of issuance was $522,224.  (See note 9(c).

NOTE 11  COMMITMENTS AND CONTINGENCIES

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

NOTE 12  GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a stockholders' deficiency of $ 1,869,288   a working capital deficiency of $ 692,827 and used cash in operations from inception of $ 2,314,789 . This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 13  SUBSEQUENT EVENTS

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

On September 5, 2008, the Company issued 100,000 shares of  common stock for accounting services.

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

Item 3. Defaults Upon Senior Securities.

In April 2008, a Director of the Company and his Son each loaned the Company $125,000. The loans bear a rate of interest of 3.33% per month and are payable July 3, 2008. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.20 per share of common stock.  In addition the Company issued the director and his son warrants to each purchase 625,000 shares of common stock with an exercise price of $0.20 per share and expire April 5, 2018.  The loans are unsecured. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 116%, risk-free interest rate of 1.63%, and expected warrant life of one year. The value of the warrants on the date of issuance was $67,848. The Company will amortize the value over the term of the note. As of September 15, 2008, these loans are in default.

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

On September 11, 2008 the company filed a Form 8-K disclosing that the Audit Committee of its Board of Directors and Webb & Company, P.A., its independent registered public accounting firm, determined that the June 30, 2008 financial statements should no longer be relied on because the value of 1,700,000 of options granted to the Company’s officers and directors were not included in the interim financial statements .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE RECOVERY CORPORATION

Date: September 19 , 2008	By:	/s/ Peter Vaisler
Peter Vaisler
Chief Executive Officer Principal Financial Officer, Principal Accounting Officer