Form 10-Q
period 2008-09-30
ALLIANCE RECOVERY CORP
filed 2008-11-19
CIK 1305055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of November 19, 2008:  30,510,800 shares of Common Stock.

ALLIANCE RECOVERY CORPORATION

FORM 10-Q

September 30, 2008

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

SIGNATURE

 Item 1. Financial Information

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

ASSETS

	September 30,	Decemner 31,
	2008	2007
CURRENT ASSETS	(Unaudited)
Cash	$90	$27,541
Prepaid expenses	5,000	-
Total Current Assets	5,090	27,541

Property and Equipment, net	837	2,512

TOTAL ASSETS	$5,927	$30,053

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$98,758	$54,316
Accrued expenses	54,210	30,834
Due to related party	425,863	427,493
Notes payable - convertible related party, net of discount of $250 and $0 respectively	289,750	-
Notes payable - net of discount of $0	-	25,000
Notes payable - related party	-	200,000

TOTAL CURRENT LIABILITIES	868,581	737,643

Notes payable - convertible related party, net of discount of $0 and $19,622, respectively	53,368	120,378
Note payable - convertible , net of discount of $0 and $5,468, respectively	-	94,533

TOTAL LONG TERM LIABILITIES	53,368	214,911

TOTAL LIABILITIES	921,949	952,554

COMMITMENTS AND CONTINGENCIES	-	-

Common Stock Subject to Rescission Offer, $.01 par value,
1,986,646 shares issued and outstanding	1,084,823	1,084,823

STOCKHOLDERS’ DEFICIENCY
Common stock, $0.01 par value, 100,000,000 shares authorized, 26,774,154 and 18,103,779 shares issued and outstanding, respectively	267,742	181,038
Additional paid in capital	3,434,748	929,517
Subscriptions receivable	(6,600)	(6,600)
Deferred compensation	(323,552)	(53,902)
Accumulated deficit during development stage	(5,373,183)	(3,057,377)
Total Stockholders’ Deficiency	(2,000,845)	(2,007,324)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$5,927	$30,053

See accompanying notes to unaudited financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For The Period From November 6, 2001 (Inception)
	2008	2007	2008	2007	to September 30, 2008
OPERATING EXPENSES
Consulting fees	$141,991	17,500	$212,281	$17,500	$739,149
Consulting fees - related party	62,500	62,500	187,500	187,500	1,708,333
Professional fees	36,918	18,345	89,740	51,479	459,446
Investor relations	315,199	-	591,664	-	852,818
Director Fees	-	-	522,224	-	522,224
General and administrative	10,290	61,861	41,567	146,356	374,190

TOTAL OPERATING EXPENSES	566,898	160,206	1,644,976	402,835	4,656,160

OTHER EXPENSES
Loss on debt conversion	-	-	514,492	-	514,492
Interest Expense	28,730	9,484	156,338	33,780	202,531
	28,730	9,484	670,830	33,780	717,023
NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(595,628)	(169,690)	(2,315,806)	(436,615)	(5,373,183)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(595,628)	$(169,690)	$(2,315,806)	$(436,615)	$(5,373,183)

Net loss per share - basic and diluted	$(0)	$(0)	$(0)	$(0)

Weighted average number of shares outstanding during the period - basic and diluted	25,699,891	17,323,266	21,492,693	17,093,294

See accompanying notes to unaudited financial statements.

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(UNAUDITED)
(Restated)
	Common Stock		Additional Paid-In	Subscription	Deferred Stock	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Compensation	Stage	Total
Common stock issued to founders for services ($0.01 per share)	8,410,000	$84,100	$-	$-	$-	$-	$84,100
Common stock issued for cash ($0.0137 per share)	7,687,800	76,878	28,186	(105,064)	-	-	-
Net loss for the period from November 6, 2001 (inception) to December 31, 2001	-	-	-	-	-	(104,933)	(104,933)
Balance, December 31, 2001 (Restated)	16,097,800	160,978	28,186	(105,064)	-	(104,933)	(20,833)
Common stock with warrants issued for services ($0.50 per share)	112,710	1,127	55,228	-	(27,083)	-	29,272
Common stock issued for services ($0.50 per share)	100,000	1,000	49,000	-	(16,667)	-	33,333
Collection of subscriptions receivable	-	-	-	56,290	-	-	56,290
Net loss, 2002	-	-	-	-	-	(482,211)	(482,211)
Balance, December 31, 2002 (Restated)	16,310,510	163,105	132,414	(48,774)	(43,750)	(587,144)	(384,149)
Amortization of deferred compensation	-	-	-	-	43,750	-	43,750
Net loss, 2003	-	-	-	-	-	(417,622)	(417,622)
BALANCE, DECEMBER 31, 2003 (Restated)	16,310,510	163,105	132,414	(48,774)	-	(1,004,766)	(758,021)
Common stock with options issued for services ($0.50 per share)	200,000	2,000	98,000	-	(4,158)	-	95,842
Issuance of warrants for services	-	-	-	-	-	-	-
Net loss, 2004	-	-	-	-	-	(489,255)	(489,255)
BALANCE, DECEMBER 31, 2004 (Restated)	16,510,510	165,105	230,414	(48,774)	(4,158)	(1,494,021)	(1,151,434)
Common stock with options issued for services ($0.50 per share)	300,000	3,000	147,000	(300)	(149,700)	-	-
Amortization of deferred compensation	-	-	-	-	147,621	-	147,621
Collection of subscription receivable	-	-	-	42,774	-	-	42,774
Net loss, 2005	-	-	-	-	-	(545,477)	(545,477)
BALANCE, December 31, 2005	16,810,510	168,105	377,414	(6,300)	(6,237)	(2,039,498)	(1,506,516)
Amortization of deferred compensation	-	-	-	-	6,237	-	6,237
Conversion of notes payable to common stock	136,669	1,367	215,933	-	-	-	217,300
Net Loss, 2006	-	-	-	-	-	(360,016)	(360,016)
BALANCE, December 31, 2006	16,947,179	169,472	593,347	(6,300)	-	(2,399,514)	(1,642,995)
Common stock issued for services ($0.51 per share)	300,000	3,000	150,000	(300)	(152,700)	-	-
Common stock issued for consulting services ($.30 per share)	278,000	2,780	80,620	-	(83,400)	-	-
Common stock issued for consulting services ($.15 per share)	240,000	2,400	33,600	-	(36,000)		-
Common stock issued for cash	338,600	3,386	43,802				47,188
Amortization of deferred compensation	-	-	-	-	218,198	-	218,198
Warrants issued for convertible debt	-	-	28,148	-	-	-	28,148
Net Loss, December 31, 2007	-	-	-	-	-	(657,863)	(657,863)
BALANCE, December 31, 2007	18,103,779	181,038	929,517	(6,600)	(53,902)	(3,057,377)	(2,007,324)
Common stock issued for consulting services ($.39 per share)	1,000,000	10,000	380,000	-	(390,000)		-
Common stock issued for consulting services ($.32 per share)	157,000	1,570	48,670	-	(50,240)		-
Common stock issued for consulting services ($.12 per share)	1,157,000	11,570	127,270	-	(138,840)		-
Common stock issued for consulting services ($.10 per share)	500,000	5,000	45,000	-		-	50,000
Common stock issued for consulting services ($.125 per share)	1,500,000	15,000	172,500	-	(187,500)	-	-
Common stock issued for consulting services ($.08 per share)	100,000	1,000	7,000	-	-	-	8,000
Common stock issued for consulting services ($.04 per share)	833,320	8,333	25,000	-	(33,333)	-	-
Amortization of deferred compensation	-	-	-	-	530,263	-	530,263
Conversion of notes payable to common stock	16,667	167	24,833	-	-	-	25,000
Conversion of notes payable and accrued interest to common stock	2,648,388	26,484	928,284	-	-	-	954,768
Common stock issued for cash	758,000	7,580	156,602	-	-	-	164,182
Warrants issued for convertible debt	-	-	67,848	-	-	-	67,848
Stock options issued for Directors fees	-	-	522,224	-	-	-	522,224
Net Loss, For the nine months ended, September 30, 2008	-	-	-	-	-	(2,315,806)	(2,315,806)
	26,774,154	$267,742	$3,434,748	$(6,600)	$(323,552)	$(5,373,183)	$(2,000,845)

See accompanying notes to unaudited financial statements

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,		For The Period From
	2008	2007	November 6, 2001 (Inception) To September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,315,806)	$(436,615)	$(5,373,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	588,263	104,523	1,246,616
Stock options issued for directors fees	522,224		522,224
Loss on debt conversion	514,492	-	514,492
Depreciation expense	1,675	1,675	10,329
Amortization	92,688	2,274	109,746
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	-	(5,000)
Due to related party	(1,630)	67,867	425,863
Accounts payable	44,442	-	98,758
Accrued Expenses	63,651	3,698	105,285
Net Cash Used In Operating Activities	(495,001)	(256,578)	(2,344,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(11,166)
Net Cash Used In Investing Activities	-	-	(11,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	-	50,000	263,500
Proceeds from issuance of debt - related party	53,368	90,000	347,368
Proceeds from issuance of convertible debt - related party	250,000	100,001	250,000
Proceeds from issuance of convertible debt	-	-	100,001
Proceeds from issuance of common stock subject to rescission	-	-	1,084,823
Proceeds from issuance of common stock	164,182	-	310,434
Net Cash Provided By Financing Activities	467,550	240,001	2,356,126

NET INCREASE (DECREASE) IN CASH	(27,451)	(16,577)	90

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,541	32,037	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90	$15,460	$90

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

In February 2008 a note holder converted converted a $25,000 note payable into 16,667 shares of common stock ($1.50) per share.
In May 2008 two Directors of the Company converted a total of $300,000 of debt and accrued interest of $32,735 into 2,218,233 shares of common stock
In June 2008 a note holder converted $100,001 of notes payable and accrued interest of $7,781 into 431,128 shares of common stock

See accompanying notes to unaudited  financial statements

ALLIANCE RECOVERY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008

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

(D)  Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company at times has cash in excess of FDIC insurance limits and places its temporary cash investments with high credit quality financial institutions. At September 30, 2008, the Company did not have any balances that exceeded FDIC insurance limits.

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

(G)  Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2008 and 2007,   3,549,551 and 1,948,647; respectively of common share equivalents were outstanding but anti-dilutive and therefore not used in the calculation of diluted net loss per share.

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

(M) Convertible Notes Payable

The Company is accounting for the unsecured convertible promissory notes (the “Notes”) issued  under EITF 00-27,  ‘‘Application of Issue 98-5 to Certain Convertible Instruments’’ .  While the embedded conversion option is not required to be bifurcated, the Notes do contain a contingent beneficial conversion feature and the warrants are bifurcated to the notes payable and warrants based on the fair value.  The fair value of the warrants is recorded as a discount on the notes payable and amortized over the life of the notes.

NOTE  2            PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008 (UNAUDITED)	December 31, 2007
Computer	$11,166	$11,166
Less accumulated depreciation	(10,329)	(8,654)

	$837	$2,512

During the three and nine months ended September 30, 2008 and 2007 and for the period from November 6, 2001 to September 30, 2008, the Company recorded depreciation expense of $558, $558, $1,675, $1,675 and $10,329 respectively.

NOTE  3            NOTES

	September 30, 2008 (UNAUDITED)	December 31, 2007
Note Amount	$-	$25,000
Discount	-	-
Net	$-	$25,000

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

In June 2008, a Director of the Company and his Son loaned the Company $30,000 and $23,368, respectively. The loans bear a rate of interest of 8% per annum and are payable twenty-four months from the date of issuance or when the Company deems it has sufficient funds to repay the loans or receives $20,000,000 of project financing.  As of September 30, 2008, the Company has recorded accrued interest due to the Director of the Company and his Son of $563 and $631 respectively.

NOTE  5            CONVERTIBLE NOTES PAYABLE - RELATED PARTY

	September 30, 2008 (UNAUDITED)	December 31, 2007
Note Amount	$343,368	$140,000
Discount	(250)	(19,622)
Net	343,118	120,378

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

In November 2007, a Director of the Company loaned the Company an additional $50,000. The loan bears a rate of interest of 10% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.11 per share of common stock.  In addition the Company issued the director warrants to purchase 454,550 shares of common stock with an exercise price of $0.50 per share for two years from the date of the note. The loan is unsecured and due November 25, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 134%, risk-free interest rate of 2.92%, and expected warrant life of two years. The value of the warrants on the date of issuance was $19,351. The Company will amortize the value over the term of the note.  As December 31, 2007 the Company recorded accrued interest expense of $4,614 and amortization expense of $1,235 related to these three notes. In May 2008, the notes and accrued interest of $2,466 were converted into 349,773 shares of common stock ($0.15 per share). The Company recognized a loss on conversion of $80,446 based on a fair value of $0.38 per share of common stock on the date of conversion

In April 2008, a Director of the Company and his Son each loaned the Company $125,000. The loans bear a rate of interest of 3.33% per month and are payable July 3, 2008. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.20 per share of common stock.  In addition the Company issued the director and his son warrants to each purchase 625,000 shares of common stock with an exercise price of $0.20 per share and expire April 5, 2018.  The loans are unsecured. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 116%, risk-free interest rate of 1.63%, and expected warrant life of one year. The value of the warrants on the date of issuance was $67,848. The Company will amortize the value over the term of the note. As of November 14, 2008, these loans are in default.

NOTE  6   CONVERTIBLE NOTES PAYABLE

	September 30, 2008 (UNAUDITED)	December 31, 2007
Note Amount	$-	$100,001
Discount	-	(5,468)
Net	$-	$94,533

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

In 2008, the Company sold a total of 758,000 shares of common stock for cash of $164,182 ($0.2166 per share).

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

In March 2007, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of $4,000 per month. In addition the Company sold the consultant 300,000 shares of common stock for cash proceeds of $300 and recorded the fair value of the common stock of $153,000. The fair value of the common stock will be recognized over the term of the agreement. The Company has also agreed to pay the public relation firm a 5% finder fee for any business or capital raise derived from its relationship with the public relations firm. The fair value of the common stock will be recognized over the term of the agreement.  For these three and nine months ended September 30, 2008 and 2007, the Company recorded an expense of $0, $27,502, $38,175, and $87,023, respectively under this agreement.

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

In November 2007, the Company entered into a consulting agreement with a consultant to provide public relations services. The agreement calls for the consultant to provide services for a period of six months and the consultant to receive compensation of 240,000 shares of common stock with the fair value of the common stock of $36,000 ($.15 per share). The fair value of the common stock will be amortized over the term of the agreement. For the year ended December 31, 2007 the Company recorded an expense of $9,600 under this agreement and deferred compensation of $26,400.  For the nine months ended September 30, 2008, the Company recorded an expense of $26,400 under this agreement.

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

In May 2008, the Company entered into a consulting agreement with a consultant to provide services. The agreement calls for the consultant to provide services for a period of six months and the consultant to receive compensation of 1,000,000 shares of common stock with the fair value of the common stock of $390,000 ($0.39 per share). The fair value of the common stock will be amortized over the term of the agreement. For the three and nine month ended September 30, 2008 the Company recorded an expense of $195,000 and $261,950, respectively under this agreement and deferred compensation of $128,050.

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

In June 2008, the Company entered into a consulting agreement with a consultant to provide services. The agreement calls for the consultant to provide services for a period of six months and the consultant to receive compensation of 1,000,000 shares of common stock with the fair value of the common stock of $120,000 ($0.12 per share). The fair value of the common stock will be amortized over the term of the agreement. For the three and nine month ended September 30, 2008 the Company recorded an expense of $60,000 and $63,340 under this agreement and deferred compensation of $56,660.

In June 2008, the Company entered into a consulting agreement with a consultant to media services. The agreement calls for the consultant to provide services and the consultant to receive compensation of 314,000 shares of common stock with the fair value of the common stock of $69,080 ($0.22 per share). During the three months ended September 30, 2008, the consultant completed the services and the Company expensed deferred compensation of $69,080.

In July 2008, the Company entered into a consulting agreement with a consultant to provide public relations services. The agreement calls for the consultant to provide services for a period of one month and the consultant to receive compensation of 500,000 shares of common stock with the fair value of the common stock of $50,000 ($.10 per share). For the three and nine months ended September 30, 2008 the Company record an expense of $50,000.

In July 2008, the Company entered into a consulting agreement with a consultant for financial advisory services.  The agreement calls for the consultant to provide services and the consultant to receive compensation of 1,000,000 shares of common stock with the fair value of the common stock of $125,000 ($0.125 per share). For the three and nine months ended September 30, 2008 the Company recorded an expense of $54,861 and deferred compensation of $70,139.

In September 2008, the Company entered into a consulting agreement with a consultant for financial advisory services.  The agreement calls for the consultant to provide services and the consultant to receive compensation of 500,000 shares of common stock with the fair value of the common stock of $62,500 ($0.125 per share).  For the three and nine months ended September 30, 2008 the Company recorded an expense of $26,389 and deferred compensation of $36,111.

In September 2008, the Company entered into a consulting agreement with a consultant for financial advisory services.  The agreement calls for the consultant to provide services and the consultant to receive compensation of 833,320 shares of common stock with the fair value of the common stock of $33,333 ($0.04 per share).  For the three and nine months ended September 30, 2008 the Company recorded an expense of $741 and deferred compensation of $32,592.

In September 2008, the Company issued a consultant 100,000 shares of common stock with the fair value of the common stock of $8,000 ($.08 per share) to provide accounting services. For the three and nine months ended September 30, 2008 the Company record an expense of $8,000.

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

In connection with the conversion of $205,000 of notes payable to common stock on July 24, 2006 the Company issued warrants with a cashless exercise provision to purchase an aggregate of 51,250 shares of our common stock to the Holders exercisable within one year of issuance at a price per share of $1.50 (the “Conversion Warrants”). The Conversion Shares and shares underlying the Conversion Warrants are restricted in accordance with Rule 144 promulgated under the Securities Act of 1933, as amended. These warrants expired during the quarter ended September 30, 2007

In connection with the issuance of common stock units for cash and services, the Company has an aggregate of 3,549,551 and 2,403,197 warrants outstanding at September 30, 2008 and December 31, 2007, respectively. The Company has reserved 3,549,551 shares of common stock for the future exercise of the warrants at September 30, 2008.

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

During the year ended December 31, 2007 the Company drew down a total of $47,188 and issued a total of 338,600 shares of common stock

During the nine months ended September 30, 2008 the Company drew down a total of $164,182 and issued a total of 758,000 shares of common stock.

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

In November 2007, a Director of the Company loaned the Company an additional $50,000. The loan bears a rate of interest of 10% per annum and is payable twenty-four months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.11 per share of common stock.  In addition the Company issued the director warrants to purchase 454,550 shares of common stock with an exercise price of $0.50 per share for two years from the date of the note. The loan is unsecured and due November 25, 2009.The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 134%, risk-free interest rate of 2.92%, and expected warrant life of two years. The value of the warrants on the date of issuance was $19,351. The Company will amortize the value over the term of the note.  As December 31, 2007 the Company recorded accrued interest expense of $4,614 and amortization expense of $1,235 related to these three notes. In May 2008, the notes and accrued interest of $2,466 were converted into 349,773 shares of common stock ($0.15 per share). The Company recognized a loss on conversion of $80,446 based on a fair value of $0.38 per share of common stock on the date of conversion

In June 2008, a Director of the Company and his Son loaned the Company a $30,000 and $23,368, respectively. The loans bear a rate of interest of 8% per annum and are payable twenty-four months from the date of issuance or when the Company deems it has sufficient funds to repay the loans or receives $20,000,000 of project financing.  As of September 30, 2008 the Company has recorded accrued interest due to the Director of the Company and his Son of $563 and $631 respectively.

In April 2008, a Director of the Company and his Son each loaned the Company $125,000. The loans bear a rate of interest of 3.33% per month and are payable July 3, 2008. The holder of the note has the right to convert the note into common stock of the Company at the market value on the date of conversion but not at a price less than $0.20 per share of common stock.  In addition the Company issued the director and his son warrants to each purchase 625,000 shares of common stock with an exercise price of $0.20 per share and expire April 5, 2018.  The loans are unsecured. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 116%, risk-free interest rate of 1.63%, and expected warrant life of one year. The value of the warrants on the date of issuance was $67,848. The Company will amortize the value over the term of the note. As of November 15 , 2008, these loans are in default.

During December 2001, the Company entered into an agreement with a consultant to serve as its interim President for a term of up to five years. The agreement called for annual compensation of $250,000. The agreement expires the earlier of December 2006 or on the effectiveness of an employment agreement and is renewable annually after December 2006. During 2006, the Company approved a one-year renewal of the agreement. The Company has accrued $427,493 under the agreement to the consultant at December 31, 2007. For the Period November 6, 2001(Inception) to December 31, 2007 the Company recorded $1,520,833 of expenses associated with this agreement. For the Period November 6, 2001(Inception) to September 30, 2008 the Company recorded $1,708,333 of expenses associated with this agreement. For the three and nine months ended September 30, 2007 and 2008 the Company recorded $62,500 and $187,500 of expenses associated with this agreement

During 2004, the Company entered into an employment agreement with a consultant to assume the position of Chief Executive Officer and President for a term of five years at an annual minimum salary of $250,000 with additional bonuses and fringe benefits. The agreement is to become effective upon the approval by the Securities and Exchange Commission on the SB-2 Registration Statement. During March 2006, the Company and the President amended the start date to begin upon the Company raises all or substantially all the project funding pertaining to the first facility. As of the date of this report, the Company has not completed the funding. (See Note 9(A) and 11).

In May 2008 the Company issued a total of 1,700,000 common stock options to the Company’s officers and directors for director fees. The fair value of the options  were estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 263%, risk-free interest rate of 2.05%, and expected warrant life of one year. The value of the warrants on the date of issuance was $522,224.  (See note 8(c).

NOTE 10           COMMITMENTS AND CONTINGENCIES

(A)  Consulting Agreements

During December 2001, the Company entered into an agreement with a consultant to serve as its interim President for a term of up to five years. The agreement called for annual compensation of $250,000. The agreement expires the earlier of December 2006 or on the effectiveness of an employment agreement and is renewable annually after December 2006. During 2006, the Company approved a one-year renewal of the agreement. The Company has accrued $427,493 under the agreement to the consultant at December 31, 2007. For the Period November 6, 2001(Inception) to December 31, 2007 the Company recorded $1,520,833 of expenses associated with this agreement. For the Period November 6, 2001(Inception) to September 30, 2008 the Company recorded $1,708,333 of expenses associated with this agreement. For the three and nine months ended September 30, 2007 and 2008 the Company recorded $62,500 and $187,500, respectively of expenses associated with this agreement

During April 2002, the Company entered into an agreement with a consultant to provide services for a period of one year. The agreement called for compensation of 100,000 units with a fair value of $50,000 based on recent cash offerings ($0.50 per share). The Company recorded $16,667 and $33,333 of consulting expense for the years ended December 31, 2003 and 2002, respectively.

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

In March 2007, the Company entered into a consulting agreement with a consultant to provide management and public relations services. The agreement calls for the consultant to provide services for a period of one year and the consultant to receive compensation of $4,000 per month. In addition the Company sold the consultant 300,000 shares of common stock for cash proceeds of $300 and recorded the fair value of the common stock of $153,000. The fair value of the common stock will be recognized over the term of the agreement. The Company has also agreed to pay the public relation firm a 5% finder fee for any business or capital raise derived from its relationship with the public relations firm. The fair value of the common stock will be recognized over the term of the agreement. For the three and nine months ended September 30, 2008 and 2007 the Company recorded an expense of  $0, $27,502, $38,175 and $87,023, respectively under this agreement.

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

In May 2008, the Company entered into a consulting agreement with a consultant to provide services. The agreement calls for the consultant to provide services for a period of six months and the consultant to receive compensation of 1,000,000 shares of common stock with the fair value of the common stock of $390,000 ($0.39 per share). The fair value of the common stock will be amortized over the term of the agreement. For the three and nine month ended September 30, 2008 the Company recorded an expense of $195,000 and $261,950, respectively under this agreement and deferred compensation of $128,050.

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

In June 2008, the Company entered into a consulting agreement with a consultant to provide services. The agreement calls for the consultant to provide services for a period of six months and the consultant to receive compensation of 1,000,000 shares of common stock with the fair value of the common stock of $120,000 ($0.12 per share). The fair value of the common stock will be amortized over the term of the agreement. For the three and nine month ended September 30, 2008 the Company recorded an expense of $60,000 and $63,340 under this agreement and deferred compensation of $56,660.

In June 2008, the Company entered into a consulting agreement with a consultant to media services. The agreement calls for the consultant to provide services and the consultant to receive compensation of 314,000 shares of common stock with the fair value of the common stock of $69,080 ($0.22 per share). During the three months ended September 30, 2008, the consultant completed the services and the Company expensed deferred compensation of $69,080.

In July 2008, the Company entered into a consulting agreement with a consultant to provide public relations services. The agreement calls for the consultant to provide services for a period of one months and the consultant to receive compensation of 500,000 shares of common stock with the fair value of the common stock of $50,000 ($.10 per share). For the three and nine months ended September 30, 2008 the Company record an expense of $50,000.

In July 2008, the Company entered into a consulting agreement with a consultant for financial advisory services.  The agreement calls for the consultant to provide services and the consultant to receive compensation of 1,000,000 shares of common stock with the fair value of the common stock of $125,000 ($0.125 per share). During the three months ended September 30, 2008, for the three and nine months ended September 30, 2008 the Company recorded an expense of $54,861 and deferred compensation of $70,138.

In September 2008, the Company entered into a consulting agreement with a consultant for financial advisory services.  The agreement calls for the consultant to provide services and the consultant to receive compensation of 500,000 shares of common stock with the fair value of the common stock of $62,500 ($0.125 per share).  For the three and nine months ended September 30, 2008 the Company recorded an expense of $26,389 and deferred compensation of $36,111.

In September 2008, the Company entered into a consulting agreement with a consultant for financial advisory services.  The agreement calls for the consultant to provide services and the consultant to receive compensation of 833,320 shares of common stock with the fair value of the common stock of $33,333 ($0.04 per share).  For the three and nine months ended September 30, 2008 the Company recorded an expense of $741 and deferred compensation of $32,592.

In September 2008, the Company issued a consultant 100,000 shares of common stock with the fair value of the common stock of $8,000 ($.08 per share) to provide accounting services. For the three and nine months ended September 30, 2008 the Company record an expense of $8,000.

(B)  License Agreement

Upon effectiveness of the employment agreement with our Chief Executive Officer and President, the Company will be entitled to use certain technology and know-how that is owned by our Chief Executive Officer and President royalty free until the end of the employment agreement. Upon termination of the employment agreement with the Chief Executive Officer and President, the Company has the right to license the technology for a onetime fee. The license fee will be negotiated by the Company and the Chief Executive Officer and will equal the replacement value of such technology and will be determined with reference to the engineer's opinion dated March 6, 2002, a copy of which is attached to the employment agreement (See Note 8).

(C)  Employment Agreement

During 2004, the Company entered into an employment agreement with a consultant to assume the position of Chief Executive Officer and President for a term of five years at an annual minimum salary of $250,000 with additional bonuses and fringe benefits. The agreement is to become effective upon the approval by the Securities and Exchange Commission on the SB-2 Registration Statement. During March 2006, the Company and the President amended the start date to begin upon the Company raises all or substantially all the project funding pertaining to the first facility. As of the date of this report, the Company has not completed the funding. (See Note 8).

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

NOTE 11           GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a stockholders' deficiency of $ 2,000,845  a working capital deficiency of $863,491 and used cash in operations from inception of $2,344,870. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 12           SUBSEQUENT EVENTS

On October 1, 2008 the Company issued 600,000 shares of common stock for Financial Consulting services. The term of the agreement is 3 months.

On October 6, 2008 the Company issued 750,000 shares of common stock for net proceeds of $15,000 ($.02 per share).

On October 20, 2008 the Company issued 400,000 shares of common stock for net proceeds of $10,000 ($.025 per share).

On  November 12, 2008 a Director loaned the Company $40,000. The loan is due in 24 months and bears interest at a rate of 10% per annum.

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

During the fiscal quarter September 30, 2008, no revenues were generated and we do not anticipate revenues until such time as the first facility has been constructed and commercially operated. The construction of the first showcase facility will require $20 million. However, currently there are no commitments for capital and furthermore, the successful implementation of all aspects of the business plan is subject to our ability to complete the $20 million capitalization. It is expected the required funds will be raised as a result of private offerings of securities or debt, or other sources.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. The notes to our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Among the reasons cited in the notes as raising substantial doubt as to our ability to continue as a going concern are the following: we are a development stage company with no operations, a stockholders’ deficiency of $2,000,845 and cash used in operations from inception through September 30, 2008 of $2,344,870.  As of September 30, 2008, we had a working capital deficiency of $863,491.

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

Although, we have identified several experts currently responsible for the sale of carbon products currently with other companies and they have expressed an interest in the position of VP Marketing, there is no guarantee that their previous experience will allow them to successfully initiate a campaign that will lead to the sale of our carbon black. However, the successful operation of the thermal system will generate commercial grades of carbon black that could be utilized by rubber formulation companies for specific products. Additionally, our carbon black could be blended with other sources of carbon black thereby allowing rubber formulators to meet customer requirements for recycled content. We believe our carbon black will be advantageous to other forms of recycled content as it will be is a virgin product made from oil that is a waste rubber derivative.

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

Going Concern Consideration

As reflected in the accompanying September 30, 2008 financial statements we are in the development stage with no operations, a stockholders’ deficiency of $2,000,845 and cash used in operations from inception through September 30, 2008 of $2,344,870.  As of September 30, 2008, we had a working capital deficiency of $863,491. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2008 reflects assets of $5,927 consisting of cash of $90, prepaid expenses of $5,000, and property and equipment of $837, compared to assets of $27,541 as of December 31, 2007. As of September 30, 2008, we had current liabilities of $868,581 consisting of accounts payable and accrued interest of $152,968, an amount of $425,863 due to a related party and a note payable - convertible related party, (net of discount of $250) of $289,750. In comparison to December 31, 2007, we had current liabilities of $737,643 which consisted of accounts payable and accrued interest of $85,150, an amount of $427,493 due to a related party, a note payable of $25,000 with a net discount of $0 and a note payable due to a related party of $200,000.

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

Management’s Report on Internal Controls over Financial Reporting

a)   Evaluation of Disclosure Controls. Peter Vaisler, our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Vaisler concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

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

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of form 8-k

On June 2, 2008, the company filed a form 8-k with the sec regarding non-reliance on previously issued financial statements or a related audit report or completed interim review.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE RECOVERY CORPORATION

Date: November 19, 2008	By:	/s/ Peter Vaisler
Peter Vaisler
Chief Executive Officer Principal Financial Officer, Principal Accounting Officer